Form 10QSB
period 1996-05-31
TOWER TECH INC
filed 1996-07-12
CIK 913034

U. S. Securities and Exchange Commission
                    Washington, D.C.  20549

                          Form 10-QSB
(Mark One)

[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee
         Required]

         For the period ended May 31, 1996. . . . . . . . .

[     ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from  . . . . . . . . . . . . . .

Commission file number 1-12556

                      TOWER TECH, INC.
       (Name of small business issuer in its charter)

        Oklahoma                           73-1210013
 (State or other jurisdiction of         (I.R.S. Employer
  incorporation or organization)         Identification No.)

Rural Route 3, Post Office Box 1838, Chickasha, Oklahoma 73023
(Address of principal executive offices)          (Zip Code)

Issuers telephone number 405/222-2876

Check whether the issuer (1) filed all reports required to
be filed by Section 13 or 15(d) of the Exchange Act during
the past 12 months (or for such shorter period that the
registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90
days.  Yes [  X  ]  No [     ]


               (ISSUERS INVOLVED IN BANKRUPTCY
            PROCEEDING DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and
reports required to be filed by Section 12, 13 or 15(d) of
the Exchange Act after the distribution of securities under
a plan confirmed by a court.  Yes [     ]  No[     ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.
Common Stock -- $.001 par value -- 3,330,139 -- shares as of July 10, 1996.

                            INDEX

                      TOWER TECH, INC.

Part 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Balance Sheet -- May 31, 1996

         Statement of Operations -- Three months ended May
         31, 1996 and 1995, and six months ended May 31, 1996 and 1995

         Statement of Cash Flows -- Six months ended May 31,
         1996 and 1995

         Notes to Financial Statements -- May 31, 1996

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Part 2.  Other Information

Item 1.  Exhibits and Reports on Form 8-K

Signatures

                     TOWER TECH, INC.

                 BALANCE SHEET (UNAUDITED)

                                          May 31, 1996
ASSETS
Current assets:
  Cash                                  $      882,156
   Accounts receivable, net of
     allowance for doubtful accounts
     of $10,645                              3,431,476
   Accounts receivable, other                  250,000
   Receivables from officers and employees      31,186
   Cost and estimated earnings in excess
     of billings on uncompleted contracts      563,381
   Inventory                                 2,926,357
   Prepaid expenses                            141,689
                                           ___________

Total current assets                         8,226,245
                                           ___________

   Property, plant and equipment, net        2,797,050
   Rental fleet, net                           515,626
   Patents                                     147,970
   Other assets                                  8,687
                                           ___________

                                           $11,695,578
                                           ___________

Liabilities and Stockholders' Equity
Current liabilities:
   Current maturities of long-term debt    $  669,091
   Current maturities of obligations
     under capital lease                       65,659
   Accounts payable                         3,498,879
   Accrued liabilities                        729,625
   Billings in excess of costs and
     estimated earnings on uncompleted
     contracts                                267,517
   Interest payable                            46,700
                                           ___________

Total current liabilities                   5,277,471

Long-term debt, net                          2,836,151
                                           ____________
Obligations under capital lease                 82,291
                                           ____________
Stockholders' equity (deficit):
   Common stock, $.001 par value; 10,000,000
     shares authorized; 3,294,239 shares
     issued and outstanding                     3,294
   Capital in excess of par                 6,658,495
   Deficit                                (3,162,124)
                                           ___________
                                            3,499,665
                                           ___________

                                          $11,695,578
                                           ___________

The accompanying notes are an integral part of these financial statements.

                 TOWER TECH, INC.

           STATEMENT OF OPERATIONS (UNAUDITED)

                                       Three Months Ended
                                      May 31,       May 31,
                                       1996          1995
Sales and other operating revenue:
   Tower sales                      $3,627,777    $1,272,885
   Concrete tower                    2,112,393        72,269
   Tower rentals                       224,239       383,835
   Other tower revenue                 150,051        25,803
                                    __________    __________
     Total tower revenue             6,114,460     1,754,792
                                    __________    __________

Costs and expenses:
   Cost of goods sold and
     constructed                     4,889,983     1,740,916
   General and administrative          355,351       354,690
   Selling expenses                    224,416       123,875
   Research and development            122,858        20,415
                                    __________    __________
                                     5,592,608     2,239,896
                                    __________    __________

   Income (loss) from operations       521,852     (485,104)
                                    __________    __________
Other income (expense):
   Interest, net                       (91,305)     (91,078)
   Miscellaneous                        21,663        9,797
                                    __________    __________
                                       (69,642)     (81,281)
                                    __________    __________
Income (loss) before income taxes      452,210     (566,385)

Income taxes                               -             -
                                    __________    __________

Net income (loss)                      452,210     (566,385)

Less dividends on preferred shares         -        (39,279)
                                    __________    __________
Net income (loss) applicable to
   common shares                   $   452,210   $ (605,664)
                                    __________    __________

Weighted average shares outstanding  3,224,866     2,428,572
                                    __________    __________
Net income (loss) per common
   share                           $       .14   $     (.25)
                                    __________    __________

Weighted average shares outstanding
   assuming full dilution            3,781,448     2,428,572
                                    __________    __________

Net income (loss) per common share $       .12   $     (.25)
   assuming full dilution           __________    __________


The accompanying notes are an integral part of these financial statements.

                      TOWER TECH, INC.

              STATEMENT OF OPERATIONS (UNAUDITED)

                                     Six Months Ended
                                     May 31,    May 31,
                                      1996       1995
Sales and other operating revenue:
   Tower sales                      $6,335,306    $3,825,747
   Concrete tower                    2,490,566        72,269
   Tower rentals                       284,202       403,412
   Other tower revenue                 207,534       215,446
                                    __________    __________

     Total tower revenue             9,317,608     4,516,874

   Other operating revenue             339,983           -
                                    __________    __________

                                     9,657,591     4,516,874
                                    __________    __________

Costs and expenses:
   Cost of goods sold and
     constructed                     7,521,449     3,989,758
   General and administrative          712,445       671,086
   Selling expenses                    465,977       248,574
   Research and development            157,364        22,697
                                    __________    __________
                                    8,857,235     4,932,115
                                    __________    __________

   Income (loss) from operations      800,356      (415,241)
                                    __________    __________

Other income (expense):
   Interest, net                     (199,141)     (157,021)
   Miscellaneous                       35,870        21,178
                                    __________    __________

                                     (163,271)     (135,843)
                                    __________    __________

Income (loss) before income taxes     637,085      (551,084)

Income taxes                              -             -
                                    __________    __________

Net income (loss)                     637,085      (551,084)

Less dividends on preferred shares        -         (76,265)
                                    __________    __________

Net income (loss) applicable to
   common shares                   $  637,085   $  (627,349)
                                    __________    __________

Weighted average shares outstanding 2,883,239     2,428,572
                                    __________    __________

Net income (loss) per common share  $     .22   $      (.26)
                                    __________    __________

Weighted average shares outstanding
   assuming full dilution           3,398,719     2,428,572
                                    __________    __________

Net income (loss) per common share
   assuming full dilution           $     .19    $     (.26)
                                    __________    __________
\table>

The accompanying notes are an integral part of these financial statements.

                           TOWER TECH, INC.

                  STATEMENT OF CASH FLOWS (UNAUDITED)

                                      Six Months Ended
                                    May 31,       May 31,
                                     1996          1995
Cash flows from operating activities:
   Net income (loss)                $   637,085   $(551,084)
   Adjustments to reconcile net
     income (loss) to net cash
     used in operating activities:
     Depreciation and amortization      186,550      79,878
     Gain on sale of assets                 -        (3,950)
    (Increase) decrease in accounts
      receivable                    (1,552,765)     752,572
     Increase in cost in excess
      of billings                     (563,381)         -
     Increase in inventory            (823,272)    (411,410)
     Increase in prepaid expenses      (53,330)     (11,349)
     Increase in other assets              -        (37,863)
     Increase (decrease) in accounts
      payable                          939,239      (31,720)
     Increase in interest payable
      and accrued liabilities          128,660      143,948
     (Decrease) increase in billings
      in excess of costs              (272,258)     172,524
     Decrease in dividends payable    (101,719)         -
     Decrease in deposits                  -       (184,644)
                                    __________    __________

Net cash used by operating
      activities                    (1,475,191)     (83,098)
                                    __________    __________

Cash flows from investing activities:
   Purchase of property and equipment (334,662)   (533,180)
   Additions to rental fleet           (50,101)   (156,497)
   Proceeds from sale of assets             -        3,950
   Increase in patent costs           (104,939)    (29,318)
                                    __________    __________

Net cash used in investing activities (489,702)   (715,045
                                    __________    __________

Cash flows from financing activities:
   Proceeds from borrowings          2,795,463     1,992,696
   Repayments of long-term debt     (2,489,609)   (1,015,749)
   Repayments of notes payable
     - stockholder                         -         (42,742)
   Proceeds from common stock
    issuances                        3,465,747           -
   Redemption of preferred stock    (1,500,000)          -
   Payment of dividends                (62,812)     (75,000)
                                    __________    __________

Net cash provided by financing
    activities                       2,208,789       859,205
                                    __________    __________

Net increase in cash                   243,896        61,062

Cash at beginning of period            638,260       158,159
                                    __________    __________

Cash at end of period              $   882,156 $     219,221
                                    __________    __________

The accompanying notes are an integral part of these financial statements.

                        TOWER TECH, INC.

              NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.   INTERIM FINANCIAL STATEMENTS

     The balance sheet as of May 31, 1996, and the related statements of operations for the three month and six month periods ended May 31, 1996 and 1995 and the statement of cash flows for the six month period ended May 31, 1996 and 1995 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

     These financial statements and notes are presented as permitted by Form 10-QSB and should be read in conjunction with the Company's financial statements and notes included in the annual report on Form 10-KSB.

2.   LONG-TERM DEBT

     In May 1996, the Company entered into two notes payable for $1,000,000 and $500,000. The notes bear interest, due quarterly, at New York Prime (8.25% at May 31, 1996) plus
3%. The notes mature in May 1999 and May 1997, respectively, and are secured by certain patents.

     In May 1996, the Company increased the amount of a line of credit with an individual from $1,400,000 to $2,000,000, of which $1,400,000 was outstanding at May 31, 1996. The line of credit bears interest at 13% due quarterly and matures in May 1998. The line of credit is secured by accounts receivable and the personal guarantee of the Company's majority stockholder.

3.   STOCKHOLDERS' EQUITY

     In April 1996, the Company sold 155,776 shares of
Common Stock for the aggregate amount of $590,000.  The
Company used the proceeds to purchase the Series E Preferred
Stock and for general working capital.

4.   EARNINGS PER SHARE

     In the second quarter of fiscal 1996, a fully dilutive earnings per share calculation is provided as the market price of the Common Stock exceeded the exercise price of the outstanding warrants and employee stock options for a continuous three month period.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 31, 1996 COMPARED TO THREE MONTH ENDED
MAY 31, 1995

     Total tower revenues increased to $6,114,460 for the three months ended May 31, 1996, from $1,754,792 in the comparable period in the prior year. During the current three month period, 60 percent of total tower revenues was derived from sales of 83 modular fiberglass cooling towers, 34 percent of total tower revenues was derived from construction of the new modular concrete towers, 4 percent of total tower revenues was derived from rental of modular fiberglass cooling towers, and 2 percent of total tower revenues was derived from other tower revenues. In the comparable three month period of 1995, 73 percent of revenues was derived from sales of 40 modular fiberglass cooling towers, 4 percent of total tower revenues was derived from construction of the new modular concrete towers, 22 percent of revenues was derived from rental of modular fiberglass cooling towers, and 1 percent of total tower revenues was derived from other tower revenues. Other tower revenues consist primarily of modular tower parts sales and service. The increase in fiberglass tower sales revenues for 1996 is due not only to the increase in the quantity of units sold but also due to sales of larger capacity, more expensive units. The increase in concrete tower sales reflects the success the Company has had marketing this product since its introduction in the first quarter of 1995.

     The Company's cost of goods sold and constructed during the three month period ended May 31, 1996, was $4,889,983 or 80 percent of total tower revenues as compared to $1,740,916 or 99 percent of total tower revenues during the comparable period in 1995. The increase in cost of goods sold and constructed is due primarily to increased production and sales of the modular fiberglass cooling tower and construction costs of the modular concrete tower. The Company has experienced an improvement in gross margins in the fiberglass cooling tower line which management believes is the result of wider recognition of the technological and operating advantages of the Company's product over competing products. The Company is able to capitalize on these factors rather than competing based solely on price. In the concrete line, the Company sees moderate improvement in gross margins but is still incurring unexpectedly high construction costs due to the recent introduction of the product. Management expects that gross margins on concrete projects will continue to show improvement in the next several quarters and will eventually be consistent with gross margins realized on the Company's fiberglass cooling tower line. During the three month period ended May 31, 1996, the Company expended $85,000 to retrofit and service fiberglass towers previously sold and $7,000 of warranty costs on concrete towers. Based on the increase in fiberglass tower sales and concrete tower installations, the Company increased the reserve to retrofit and service towers previously sold to $100,000 at May 31, 1996. This increase of $30,000 is also included in cost of goods sold for the three months ended May 31, 1996. These expenditures compare to average quarterly retrofit and warranty costs of $195,000 during the fiscal year ended November 30, 1995. In 1995, design changes were made and a complete quality control system was implemented which management believes will continue to reduce such expenditures on fiberglass towers in future periods. Management believes that the reserve is sufficient to cover future costs to retrofit and service towers previously sold.

     In the three month period ended May 31, 1996, general and administrative expenses increased slightly from $354,690 in 1995, to $355,351 in 1996. The increase is due mainly to addition of office staff and related expenses. Selling expenses increased from $123,875 for the three months ended May 31, 1995 to $224,416 for the three months ended May 31, 1996, due to increased sales and marketing efforts for both the fiberglass and the concrete modular cooling towers. The increase over 1995 is due mainly to the increase in the sales and marketing staff. Increases were also incurred in travel and related expenses due to increased participation at national and international trade shows, international joint venture and license agreements, and direct customer calls and presentations to engineering firms across the United States. Research and development expenses increased from $20,415 in the second quarter of 1995 to $122,858 in the second quarter of 1996, due to expenditures on the new modular concrete tower development. Management does not believe that the Company will incur significant additional expenses on development of the new modular concrete tower. However, management does expect to continue to research refinements in cooling tower design and construction, although the Company has no fixed research and development budget.

     The Company's income from operations for the three months ended May 31, 1996, was $521,852 as compared to a loss of $485,104 for the comparable period in the prior year. After interest expense and miscellaneous items, the Company's net income was $452,210 as compared to a net loss of $566,385 for the quarter ended May 31, 1995. The increase in the Company's net income reflects the Company's success in developing and marketing of its technology and products both nationally and internationally.

     At May 31, 1996, the estimated backlog was $4,100,000 including a total of eight contracts for the modular concrete cooling towers totaling $2,775,000. Seven concrete tower contracts are scheduled for completion in the third quarter of 1996 and the remaining contract is projected to start and complete in the fourth quarter 1996. Interest in this product has continued to increase dramatically in both the United States and international markets. Substantially all of the backlog for the modular fiberglass cooling towers is scheduled for delivery in the third quarter of 1996.

SIX MONTHS ENDED MAY 31, 1996 COMPARED TO SIX MONTHS ENDED MAY 31, 1995

     For the six months ended May 31, 1996, total tower revenues increased to $9,317,608 from $4,516,874 for the comparable period in the prior year. During the current six month period, 68 percent of total tower revenues was derived from sales of 156 modular fiberglass cooling towers, 27 percent of total tower revenues was derived from construction of the new modular concrete cooling towers, 3 percent of total tower revenues was derived from rental of modular fiberglass cooling towers, and 2 percent of total tower revenues was derived from other tower revenue. In the comparable six month period in 1995, 84 percent of total tower revenues was derived from sales of 106 modular cooling towers, 2 percent of total tower revenues was derived from construction of modular concrete towers, 9 percent of total tower revenues was derived from rental of modular cooling towers, and 5 percent of total tower revenues were derived from other tower revenue. Other tower revenues consist primarily of modular tower parts sales and service. The increase in fiberglass tower revenues for 1996 is due not only to the increase in the quantity of units sold but also due to the sales of larger capacity, more expensive units in 1996. The increase in concrete tower sales reflects the success the Company has had marketing this product since its introduction in the first quarter of 1995. Other operating revenue for the six months ended May 31, 1996, consists of technology transfer fees of $339,983 which were realized as a result of international license agreements with Shriram Cooling Towers Ltd. covering the country of India and Ilmed Impianti covering the Mediterranean area. These technology transfer fees demonstrate the Company's ability to capitalize on the technology it develops. The Company is in the business of developing technology for the cooling tower industry and marketing that technology, either directly or in the form of products such as its TTMT Series cooling tower.

     The Company's cost of goods sold and constructed during the six month period ended May 31, 1996, was $7,521,449 or 81 percent of total tower revenues as compared to $3,989,758 or 88 percent during the comparable period in 1995. The increase in cost of goods sold and constructed during the first six months of 1996 resulted from increased production and sales of both of the modular fiberglass and concrete cooling towers. Included in cost of goods sold for the six month period ended May 31, 1996, is $160,000 to retrofit and service towers previously sold. This compares to average six month retrofit and warranty costs of $390,000 during the fiscal year ended November 30, 1995. In 1995, design changes were made and a complete quality control system was implemented which management believes will continue to reduce such expenditures in future periods.

     The six month period ended May 31, 1996 reflected a 6 percent increase in general and administrative expenses from $671,086 in 1995 to $712,445 in 1996. The increase is due mainly to the addition of office staff and related expenses. Selling expenses increased from $248,574 to $465,977 due to increased sales and marketing efforts for both the fiberglass and the concrete modular cooling towers. The increase over 1995 is due mainly to increased salaries expense related to the increase in the sales and marketing staff. Increases were also incurred in travel and related expenses, due to increased participation at national and international trade shows, international joint venture and license agreements, direct customer calls and presentations to engineering firms across the United States. Increases were also incurred in postage costs related to increased telemarketing efforts and advertising costs related to increased direct advertising in trade journals and magazines. Management expects the increased investment in selling expenses to have a continued positive impact on revenues in future periods. Research and development expenses increased from $22,697 in the first six months of 1995 to $157,364 in the first six months of 1996, due mainly to expenditures on the new modular concrete tower development, and due to development of the new water collection system. Management does not believe that the Company will incur significant additional expenses on development of the new modular concrete tower. However, management does expect to continue to research refinements in cooling tower design and construction, although the Company has no fixed research and development budget.

     The Company's income from operations for the six months ended May 31, 1996, was $800,356 as compared to loss from operations of $415,241 for the comparable period in the prior year. After interest expense and miscellaneous items, the Company's net income was $637,085 compared to a loss of $551,084 for the six months ended May 31, 1995. The increase in the Company's net income reflects the Company's success in developing and marketing of its technology and products both nationally and internationally.


LIQUIDITY AND CAPITAL RESOURCES

     At May 31, 1996, the Company had working capital of $2,948,774 as compared to working capital of $670,381 at February 29, 1996. The Company's liquidity continued to improve in the first and second quarter of 1996 as a result of the sale of Common Stock, increases in long-term debt and strengthening operating results. The Company's cash flow provided (used) by operating activities, investing activities and financing activities during the first six months of 1996 and the comparable period in the prior year are as follows:

                                 1996              1995
Operating activities          ($1,475,191)      ($   83,098)
Investing activities          ($  489,702)      ($  715,045)
Financing activities           $2,208,789        $  859,205

     The Company's capital requirements for its continuing operations consist of its general working capital needs, scheduled payments on its debt obligations and capital expenditures. Management anticipates that the Company's operating activities will require cash during 1996, which primarily relates to the anticipated growth in receivables and inventory levels to support expanding sales. The Company tries to minimize its inventory of component parts, although minimum order requirements of some suppliers can cause inventory levels to fluctuate from period to period. For example, inventory at May 31, 1996 and May 31, 1995, was $2,926,357 and $2,081,258, respectively. Similar variances and a general increase in inventory can be expected in the future. Similarly, management attempts to manage accounts receivable to increase cash flow, but it is anticipated that accounts receivable will increase as sales increase. Other significant variances in working capital items can also be expected. Also, the Company's concrete construction projects will have a greater effect on working capital requirements in the future. At May 31, 1996, net costs in excess of billing and estimated earnings on uncompleted contracts were $295,864 as compared to billings in excess of costs and estimated earnings on uncompleted concrete construction projects of $422,170 at February 29, 1996. Generally, concrete construction projects provide for progress payments of the contract price with a retainage of 10 to 15 percent payable after completion of the project. Such terms ordinarily provide positive cash flow to the Company during the terms of the contracts.

     Scheduled principal payments on capital leases will total approximately $66,000 over the next twelve months. In addition, $669,091 of the Company's debt will become due and payable during the next twelve months.

     Management expects to invest approximately $1,900,000 in plant equipment, rental towers and patent costs during 1996. It is expected that substantially all of the cash to be used in investing activities will be funded through financing activities. Most of the planned investment during 1996 is discretionary. During the first six months of 1996, the Company invested $634,662 in plant and equipment, $50,101 in its rental fleet of modular cooling towers and $104,939 in patents. Approximately $300,000 was funded via an installment note to acquire extrusion equipment to produce the water collection system for the cooling towers. Previously these parts were out-sourced to a supplier who is relocating to another state. In order to insure an uninterrupted supply, the Company made the decision to bring this manufacturing process in-house. In addition to these expenditures, the Company is planning an expansion in Oklahoma City.
Management believes that the expansion would improve access to transportation and labor and permit the Company to improve its production facilities to enhance efficiency and accommodate future growth. Management estimates that the total cost of the expansion would be approximately $5.5 to $6 million. The Company is negotiating a commitment for debt financing of 80 percent of the cost of the new facility. To complete the funding, the Company would need to obtain new equity of approximately $1.5 to $2 million. Based on tentative discussions with financing sources, management believes that sufficient equity could be obtained through the sale of common stock.

	The Company has secured loans with noncommercial lenders totaling $3,600,000 to finance its working capital needs, of which $3,000,000 was outstanding at May 31, 1996.
Interest rates and payment terms are as follows:

LOAN             INTEREST        INTEREST        MATURITY
AMOUNT           RATE            PAYABLE         DATE

$2,000,000       13%             Quarterly       5/31/98
$1,000,000       11.25%          Quarterly       5/8/99
$  500,000       11.25%          Quarterly       5/8/97
$  100,000       15%             Quarterly       4/25/97


     Management also has secured a line of credit at Chickasha Bank in the amount of $500,000 for short term cash flow needs, none of which was outstanding at May 31, 1996. This line of credit bears interest at the bank's base floating rate, which was 10.25% at May 31, 1996. The principal and interest are due April 13, 1997. In April 1995, the Company secured a real estate mortgage in the amount of $116,000 to finance the acquisition of property adjacent to its existing facilities to be used as offices. Principal and interest on this mortgage is due in monthly payments of $1,555 with the remaining principal and interest due April 15, 1998. This mortgage bears interest at the bank's base floating rate, which was 10.25% at May 31, 1996. In October 1995, the Company obtained another mortgage loan in the amount of $83,723 secured by real estate. The loan bears interest at the bank's floating rate, which was 10.25 percent at May 31, 1996, and is payable semi-annually, and matures on October 12, 1998. In April 1996, the Company secured an $1,200,000 credit arrangement with one of its major vendors to fund materials purchased from the vendor of which $768,000 was included in accounts payable at May 31, 1996.

     During the fourth quarter of 1994, the Company issued 100,000 shares of its Series A Preferred Stock to Electrical Constructors in exchange for $1,000,000 of debt owed to Electrical Constructors. In November 1995, the Company issued 50,000 shares of Series D Preferred Stock to Electrical Constructors in exchange for $500,000 of debt and 100,000 shares of Series D Preferred Stock in exchange for all outstanding shares of Series A Preferred Stock. All of the Series D Preferred Stock was redeemed at par in February 1996. At the time the Series A Preferred Stock was issued, the Company also sold to Electrical Constructors the patent covering the basic design of its TTMT Series cooling tower and was granted the exclusive license for the patent for five years. The patent was sold for $100,000, of which $30,000 was paid to the Company on the date of sale and the balance of which was payable in five annual installments of $14,000 plus interest at 6 percent. The license granted to the Company obligated it to pay license fees of $24,000 per year. The Company repurchased the patent when it redeemed the Series D Preferred Stock in February 1996.

     In May 1995, the Company issued 35,000 shares of its Series B Preferred Stock in exchange for $350,000 of indebtedness. The Series B Preferred Stock was converted into 70,000 shares of Common Stock in February 1996.

     In June 1995, the Company issued 130,667 shares of Series C Preferred Stock for an aggregate purchase price of $490,000. In December 1995, all of the Series C Preferred Stock was exchanged for 130,667 shares of Series E Preferred Stock. The Company has purchased all of the Series E Preferred Stock in April 1996 for the aggregate amount of $495,750.

     In January 1996, the Company sold 275,000 shares of
Common Stock at a price of $4.00 per share. The Company used the proceeds for payment of debt and general working capital needs.

     In February 1996, the Company sold 350,000 shares of Common Stock at a price of $6.60 per share in a private placement. The Company used the net proceeds of $2,205,000 to (i) redeem all of the outstanding shares of Series D Preferred Stock, including the payment of accrued dividends thereon, and to repurchase certain patent rights from the holder of the Series D Preferred Stock, (ii) pay all accrued dividends on the Series B Preferred Stock, and (iii) pay indebtedness in the approximate amount of $680,000 and accrued interest thereon. At the time the Company redeemed the Series D Preferred Stock, the holder purchased all of the Series B Preferred Stock from Harold and Carolyn Curtis and converted it into 70,000 shares of Common Stock. In addition, Mr. Curtis repaid the Company for certain advances that had been made to him and Dan and Juanita Wiltz exercised a warrant to purchase 15,000 shares of Common Stock for the aggregate amount of $79,687.50.

     In April 1996, the Company sold 155,776 shares of Common
Stock for the aggregate amount of $590,000. The Company used the proceeds to purchase the Series E Preferred Stock and for general working capital.

     The Company has sufficient capital resources to fund its ordinary capital requirements for at least the next four quarters, other than debt which will mature during the next twelve months. Management anticipates that the Company will be able to renew or replace its debt obligations as they mature. Additional debt and equity capital would be required if the Company pursues relocating to Oklahoma City. Management would not undertake the expansion unless adequate financing were available. Management is very pleased with the continued improvement in the Company's liquidity and capital resources and believes that the Company's improved financial position will facilitate additional growth. Although the Company's financial position has improved, substantial growth beyond that projected by management could increase the Company's capital requirements and require it to obtain additional capital to maintain its growth.


PART II

ITEM 1.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) The following exhibits have been filed as part of this report:

EXHIBIT NO.    DESCRIPTION

      3.1-1        Amended and Restated Certificate of
                   Incorporation of Tower Tech, Inc.

      3.2-1        Amended Bylaws of Tower Tech, Inc.

      3.3-1        Amendment to Bylaws

      4.1-1 Warrant Certificate, dated June 14, 1993, by and between Dan and Juanita Wiltz and Tower Tech, Inc., entitling Dan and Juanita Wiltz to purchase 15,000 shares of Tower Tech, Inc.'s common stock, $.001 par value

      4.2-1        Warrant Certificate, dated August 31,
                   1993, between David Bronstad and Tower
                   Tech, Inc., entitling J. David Bronstad
                   to purchase 15,000 shares of Tower Tech, Inc.'s common stock $.001 par value

      4.3-1        Form of Stock Certificate

      4.4-1        Form of Underwriters' Warrants

      4.5-4        Certificate of Designations of Series A
                   Preferred Stock

      4.6-6        Certificate of Designations of Series B
                   Preferred Stock

      4.7-6        Certificate of Designations of Series C
                   Preferred Stock

      4.8-8        Certificate of Designations of Series D
                   Preferred Stock

      4.9-8        Certificate of Designations of Series E
                   Preferred Stock

      4.19-9       Registration Rights Agreement, dated
                   February 2, 1996, among Tower Tech, Inc.,
                   Lancer LP, Michael Taglich, and Robert
                   Taglich

      10.1-1       Lease Agreement between Harold and
                   Carolyn Curtis and Tower Tech, Inc.,
                   made effective September 1, 1993

      10.2-5       Loan Agreement between Tower Tech, Inc.
                   and Chickasha Bank & Trust Co., dated
                   March 23, 1995

      10.2-5       Loan Agreement between Tower Tech, Inc.
                   and Chickasha Bank & Trust Co., dated
                   March 23, 1995

10.3          Omitted

10.4          Omitted

10.5          Omitted

10.6          Omitted

10.7          Omitted

      10.8-1       Executive Employment Agreement between
                   Harold Curtis and Tower Tech, Inc., dated
                   September 1. 1993

      10.9-1 Agreement between Morrison Molded Fiber Glass Co., and Tower Tech, Inc., made effective July 26, 1993, regarding the purchase by Tower Tech, Inc. of certain pultruded components from Morrison Molded Fiber Glass
                   Company

      10.10-1      U. S. Patent No. 5,143,657 entitled FLUID
                   DISTRIBUTOR issued September 1, 1993

      10.11-1      U. S. Patent No. 5,152,458 entitled
                   AUTOMATICALLY ADJUSTABLE FLUID
                   DISTRIBUTOR issued October 6, 1992

      10.12-1      U. S. Patent No. 5,227,095 entitled
                   MODULAR COOLING TOWER issued July 13,
                   1993

      10.13-1      Exclusive License Agreement by and
                   between Harold D. Curtis and Tower Tech,
                   Inc.

      10.14-1      Assignment by and between Harold D.
                   Curtis, as Assignor, and Tower Tech,
                   Inc., as Assignee

      10.15-1      Assignment of Invention Contained in PCT
                   Application by and between Harold D.
                   Curtis, as assignor, and Tower Tech,
                   Inc., as Assignee

      10.16-1      Assignment of Patent by and between
                   Harold D. Curtis, as Assignor, and Tower
                   Tech, Inc., as Assignee, of Patent
                   No. 5,227,095

      10.17-1      1993 Stock Option Plan

      10.18-1      Form of Distributorship Agreement

      10.19-1 Sales Agreement, dated May 19, 1993, for purchase of certain modular fiberglass cooling towers by Electrical Constructors

      10.20-1      Invoice, dated October 5, 1992, and
                   Conditions of Sale, dated October 13,
                   1992, for purchase of certain mobile
                   towers by Rental Tools & Equipment
                   Company International, Inc.

      10.21-2      Real Estate Purchase Agreement between
                   Tower Tech, Inc., and Harold and Carolyn
                   Curtis

      10.22-2      Promissory Note between Tower Tech, Inc.
                   and Harold and Carolyn Curtis

10.23         Omitted

      10.24-3 Warrant Certificate, dated July 27, 1994, between Electrical Constructors and Tower Tech, Inc., entitling Electrical Constructors to purchase 50,000 shares of Tower Tech, Inc.'s common stock, $.001 par value

10.25         Omitted

      10.26 Warrant Certificate, dated August 18, 1994, between J. David Bronstad and Tower Tech, Inc., entitling J. David Bronstad to purchase 100,000 shares of Tower
                   Tech, Inc.'s common stock, $.001 par
                   value


      10.27-5      Security Agreement between Tower Tech,
                   Inc. and J. David dated August 18, 1994

      10.28-4      Assignment and License Agreement between
                   Tower Tech, Inc. and Electrical
                   Constructors

      10.29-9      Promissory Note between Tower Tech, Inc.
                   and Chickasha Bank & Trust Co., dated
                   October 13, 1995

      10.31-6 Warrant Certificate, dated April 25, 1995, between J. David Bronstad and Tower Tech, Inc. entitling J. David Bronstad to purchase 40,000 shares of Tower Tech, Inc. Common Stock

      10.32-6      Warrant Certificate, dated April 25,
                   1995, between James McDonald and Tower
                   Tech, Inc. entitling James McDonald to
                   purchase 10,000 shares of Tower Tech,
                   Inc. Common Stock.

      10.33-6      Security Agreement between Tower Tech,
                   Inc. and J. David Bronstad, dated April
                   25, 1995

      10.34-6      Security Agreement between Tower Tech,
                   Inc. and James McDonald, dated April 25,
                   1995

10.35         Omitted

      10.36-6      Promissory Note between Tower Tech, Inc.
                   and James McDonald, dated May 2, 1995

      10.37-6      Promissory Note between Tower Tech, Inc.
                   and J. David Bronstad, dated May 2, 1995

      10.38-6      Promissory Note between Tower Tech, Inc.
                   and J. David Bronstad, dated June 14,
                   1995

      10.39-6      Promissory Note between Tower Tech, Inc.
                   and J. David Bronstad, dated June 27,
                   1995

      10.40-7      Promissory Note between Tower Tech, Inc.
                   and Electrical Constructors, dated
                   September 12, 1995

      10.41-9      Promissory Note between Tower Tech, Inc.
                   and Chickasha Bank & Trust, dated October
                   13, 1995

      10.42-9      Promissory Note between Tower Tech, Inc.
                   and Juanita Wiltz, dated November 22,
                   1995


1    Incorporated by reference from the same numbered
exhibit to Registration Statement No. 33-69574-FW, as filed with the Commission on September 29, 1993, and as amended.

2    Incorporated by reference from the same numbered
exhibit to Form 10-KSB for the fiscal year ended November
30, 1993.

3    Incorporated by reference from the same numbered
exhibit to Form 10-QSB for the quarter ended August 31, 1994.

4    Incorporated by reference from the same numbered
exhibit to Form 8-K, as filed with the Commission on November 4, 1994.

5    Incorporated by reference from the same numbered
exhibit to Form 10-KSB for the year ended November 30,1994.

6    Incorporated by reference from the same numbered
exhibit to Form 10-QSB for quarter ended May 31, 1995.

7    Incorporated by reference from the same numbered
exhibit to Form 10-QSB for the quarter ended August 31, 1995.

8    Incorporated by reference from the same numbered
exhibit to Amendment No. 1 to Registration Statement
No. 33-95870.

9    Incorporated by reference from the same numbered
exhibit to Form 10-KSB/A for the year ended November 30, 1994.

10    Incorporated by reference from the same numbered
exhibit to Registration Statement No. 333-07337 on Form S-8.

     (b) The Company filed a Form 8-K report with the Commission on March 12, 1996 to report the sale of 350,000 shares of Common Stock at a price of $6.60 per share in a private placement. The Form 8-K is incorporated herein by reference.

             The Company filed a Form 8-K report with the Commission on July 2, 1996, to report a change in the Company's certifying accountant.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           TOWER TECH, INC.
                           (Registrant)

Date                       ss/HAROLD CURTIS
_______________            __________________________
                           Harold Curtis, President

Date                       ss/CHARLES D. WHITSITT
_______________            ___________________________
                           Charles D. Whitsitt,
                           Chief Financial Officer