Form 10QSB
period 1996-08-31
TOWER TECH INC
filed 1996-10-11
CIK 913034

                 U. S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                              FORM 10-QSB
(Mark One)

[ X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                 For the period ended August 31, 1996

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

  Issuer's telephone number 405/222-2876


     Check whether the issuer (1) filed all reports required to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes   /X/   No / /


                      (ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDING DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes / /   No / /

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.
Common Stock $.001 par value  3,364,759 shares as of October 10, 1996

                                       INDEX

                                  TOWER TECH, INC.

PART I.  FINANCIAL INFORMATION
_______________________________

Item 1.  Financial Statements (Unaudited)

         Balance Sheet -- August 31, 1996

         Statement of Operations --Three months ended August 31, 1996 and nine months ended August 31, 1995

         Statement of Cash Flows -- Nine months ended August 31, 1996 and nine months ended August 31, 1995

         Notes to Financial Statements -- August 31, 1996

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

PART 2.  OTHER INFORMATION
__________________________

Item 1.  Exhibits and Reports on Form 8-K

SIGNATURES

TOWER TECH, INC.
BALANCE SHEET (UNAUDITED)

                                                   August 31, 1996
Assets
Current assets:
  Cash                                                $   676,304
  Accounts receivable, net of allowance
    for doubtful accounts of $16,645                    3,405,842
  Accounts receivable, other                              423,810
  Receivables from officers and employees                  48,371
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                     896,666
  Inventory                                             3,116,085
  Prepaid expenses                                        104,985
                                                     _____________

  Total current assets                                  8,672,063

Property, plant and equipment, net                      3,377,790
Rental fleet, net                                         793,839
Patents                                                   161,238
Other assets                                                8,687
                                                     _____________
                                                      $13,013,617
                                                     _____________

Liabilities and Stockholders' Equity
Current liabilities:
  Current maturities of long-term debt                $ 1,570,979
  Current maturities of obligations under capital
    lease                                                  58,396
  Accounts payable                                      2,762,450
  Accrued liabilities                                     857,171
  Billings in excess of costs and estimated
   earnings on uncompleted contracts                       58,375
  Interest payable                                         64,574
                                                     _____________

    Total current liabilities                           5,371,945
                                                     _____________

Long-term debt, net                                     3,412,182
                                                     _____________

Obligations under capital lease                            71,316
                                                     _____________
Stockholders' equity:
  Common stock, $.001 par value; 10,000,000 shares
    authorized; 3,330,139 shares issued and outstanding      3,331
  Capital in excess of par                               6,927,708
  Deficit                                               (2,772,865)
                                                      _____________

Total stockholders' equity                               4,158,174
                                                      _____________

                                                      $ 13,013,617
                                                       ____________


The accompanying notes are an integral part of these financial statements.

TOWER TECH, INC.

STATEMENT OF OPERATIONS (UNAUDITED)

                                               Three Months Ended
                                            August 31       August 31,
                                                1996          1995
Sales and other operating revenue:
  Tower sales                              $ 2,260,771    $ 1,923,613
  Concrete tower                             1,638,262        408,578
  Tower rentals                                202,535        432,473
  Other tower revenue                          298,587         39,548
                                            __________     __________

Total tower revenue                          4,400,155      2,804,112

  Other operating revenue                      250,000            -
                                            __________     __________

                                             4,650,155      2,804,112
                                            __________     __________

Costs and expenses:
  Cost of goods sold and constructed         3,418,716      2,234,755
  General and administrative                   384,953        324,267
  Selling expenses                             252,781        168,595
  Research and development                      94,215         35,805
                                            __________     __________

                                             4,150,665      2,763,422
                                            __________     __________

  Income from operations                       499,490         40,690
                                            __________     __________

Other income (expense):
  Interest, net                               (134,160)      (104,937)
  Miscellaneous                                 23,929          3,853
                                             __________     __________

                                              (110,231)      (101,084)
                                             __________     __________

Income (loss)before income taxes               389,259        (60,394)

Income taxes                                       -              -
                                             __________     __________

Net income (loss)                              389,259        (60,394)

Less dividends on preferred shares                -           (44,062)
                                             __________     __________

Net income (loss) applicable to common
  shares                                   $    389,259   $   (104,456)
                                             __________     __________

Weighted average shares outstanding-
  primary                                    3,527,428      2,428,572
                                             __________     __________

Net income (loss) per common share-
  primary                                  $      .11     $     (.04)
                                             __________     __________

Weighted average shares outstanding-
  assuming full dilution                     3,528,312      2,428,572
                                             __________     __________

Net income (loss) per common share-
  assuming full dilution                   $      .11     $     (.04)
                                             __________     __________

	The accompanying notes are an integral part of these financial statements.

TOWER TECH, INC.

STATEMENT OF OPERATIONS (UNAUDITED)

                                               Nine Months Ended
                                            August 31,      August 31,
                                                1996          1995
Sales and other operating revenue:
  Tower sales                              $ 8,596,077    $ 5,749,360
  Concrete tower                             4,128,828        480,847
  Tower rentals                                486,737        835,885
  Other tower revenue                          506,121        254,894
                                            __________     __________

Total tower revenue                         13,717,763      7,320,986

  Other operating revenue                      589,983            -
                                            __________     __________

                                            14,307,746      7,320,986
                                            __________     __________

Costs and expenses:
  Cost of goods sold and constructed        10,940,165      6,224,524
  General and administrative                 1,097,399        995,353
  Selling expenses                             718,757        417,168
  Research and development                     251,579         58,492
                                            __________     __________

                                            13,007,900      7,695,537
                                            __________     __________

  Income from operations                     1,299,846       (374,551)
                                            __________     __________

Other income (expense):
  Interest, net                               (333,300)      (261,958)
  Miscellaneous                                 59,798         25,030
                                             __________     __________

                                              (273,502)      (236,928)
                                             __________     __________

Income (loss)before income taxes             1,026,344       (611,479)

Income taxes                                       -              -
                                             __________     __________

Net income (loss)                            1,026,344       (611,479)

Less dividends on preferred shares                -          (120,217)
                                             __________     __________

Net income (loss) applicable to common
  shares                                    $ 1,026,344   $   (731,696)
                                             __________     __________

Weighted average shares outstanding-
  primary                                    3,150,373      2,428,572
                                             __________     __________

Net income (loss) per common share-
  primary                                  $      .33     $     (.30)
                                             __________     __________

Weighted average shares outstanding-
  assuming full dilution                     3,240,797      2,428,572
                                             __________     __________

Net income (loss) per common share-
  assuming full dilution                   $      .32     $     (.30)
                                             __________     __________

	The accompanying notes are an integral part of these financial statements.

TOWER TECH, INC.

STATEMENT OF CASH FLOWS (UNAUDITED)


                                                 Nine Months Ended
                                               August 31, 	   August 31,
                                                 1996          1995
Cash flows from operating activities:
  Net income (loss)                         $ 1,026,344   $   (611,479)
  Adjustments to reconcile net income
  (loss) to net cash used by operating
  activities:
   Depreciation and amortization                303,522        119,817
   Loss (gain) on sale of assets                  2,397         (3,950)
   (Increase) decrease in accounts
     receivable                              (1,718,126)       187,379
   Increase in costs in excess of
     billings                                  (896,666)           -
   (Increase) decrease in inventory          (1,013,000)       163,395
   Increase in prepaid expenses                 (16,626)       (12,973)
   Increase in other assets                         -          (26,508)
   Increase (decrease) in accounts payable      202,810       (667,472)
   Increase in interest payable and
    accrued liabilities                         274,080        129,392
   Decrease in deposits                            -          (184,644)
   Decrease in dividends payable               (101,719)          -
   (Decrease) increase in billings in
    excess of costs                            (481,400)       206,238
                                             ___________    __________

Net cash used by operating activities        (2,418,384)      (700,805)
                                             ___________    __________

Cash flows from investing activities:
  Purchase of property and equipment           (635,961)      (747,344)
  Additions to rental fleet                    (350,191)      (108,849)
  Proceeds from sale of assets                   11,226          3,950
  Increase in patent costs                     (118,866)       (36,206)
                                             ___________    __________

Net cash used in investing activities         (1,093,792)     (888,449)
                                             ___________    __________

Cash flows from financing activities:
  Proceeds from borrowings                    5,190,461      3,117,696
  Repayments of long-term debt               (3,812,426)    (1,857,377)
  Repayments of notes payable - stockholder        -           (42,742)
  Proceeds from common stock issuances        3,734,997         -
  Proceeds from preferred stock issuances          -          490,000
  Redemption of preferred stock              (1,500,000)          -
  Payment of preferred dividends                (62,812)       (75,000)
                                             ___________    __________

Net cash provided by financing activities     3,550,220      1,632,577
                                             ___________    __________

Net increase in cash                             38,044         43,323

Cash at beginning of period                     638,260        158,159
                                              ___________    __________

Cash at end of period                       $   676,304  $     201,482
                                              ___________   __________

The accompanying notes are an integral part of these financial statements.

TOWER TECH, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1.  Interim Financial Statements

    The balance sheet as of August 31, 1996, and the related statements of operations for the three month and nine month periods ended August 31, 1996 and 1995 and the statement of cash flows for the nine month period ended August 31, 1996 and 1995 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

    These financial statements and notes are presented as permitted by Form 10-QSB and should be read in conjunction with the Company's financial statements and notes included in the annual report on Form 10-KSB.

2.  Long-Term Debt

    In August 1996, the Company entered into a note payable for $387,500. The note bears interest at 3.5% per annum and is due August 1, 1997, with principal and interest payable in full at that time. The note is secured by certain real estate.

3.  Stockholders' Equity

    Warrants held by two individuals to purchase 35,900 shares of the Company's common stock were exercised at a price of $7.50 per share.

4.  Joint Ventures and Licensing Agreements

    In August 1996, the Company entered into a Joint Venture Agreement and a License Agreement with Pace Air Conditioning and Engineering PTE. Ltd. ("Pace") to market the Company's products in Singapore, Malaysia, Indonesia, and Thailand. The Company received the right and option to purchase a maximum of 49% of the joint venture's equity shares. The License Agreement grants the joint venture an exclusive, nontransferable right to manufacture and market cooling towers in the specified territories using the Company's technology. The Company earned an initial nonrefundable license fee upon execution of the License Agreement.

    In August 1996, the Company executed a License Agreement with KWCA, Controle Ambiental, a Brazilian Corporation, to market the Company's products in Brazil, Chile, Argentina, Paraguay, and Uruguay. The agreement grants KWCA an exclusive, nontransferable right to assemble and market cooling towers in the specified territories using the Company's technology. The Company earned an initial nonrefundable license fee upon execution of the License Agreement.

    These fees are included in other operating revenue in the statement of operations.

5.    Subsequent Event

    In September 1996, the Company entered into a $3,800,000 revolving line of credit with a financial institution. The line of credit bears interest at a monthly adjustable rate equal to the 30 day LIBOR rate plus 1% and matures January 31, 1997. The line of credit is secured by certain assets of the Company. The monies received will be utilized by the Company for working capital needs in addition to the Company's facility expansion into Oklahoma City, Oklahoma.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS
----------------------------------------------------------------------------
Results of Operations

Three Months Ended August 31, 1996 Compared to Three Months Ended August 31,
 1995

    Total tower revenues increased to $4,400,155 for the three months ended August 31, 1996, from $2,804,112 in the comparable period in the prior year. During the current three month period, 51 percent of total tower revenues was derived from sales of 57 modular fiberglass cooling towers, 37 percent of total tower revenues was derived from design and construction of the new modular concrete towers, 5 percent of total tower revenues was derived from rental of modular fiberglass cooling towers, and 7 percent of total tower revenues was derived from other tower revenues. In the comparable three month period of 1995, 69 percent of revenues was derived from sales of 51 modular fiberglass cooling towers, 15 percent of total tower revenues was derived from design and construction of the new modular concrete towers, 15 percent of revenues was derived from rental of modular fiberglass cooling towers, and 1 percent of total tower revenues was derived from other tower revenues. Other tower revenues consist primarily of modular tower parts sales and service. The increase in fiberglass tower sales revenues for 1996 is due not only to the increase in the quantity of units sold but also due to sales of larger capacity, more expensive units. The increase in concrete tower sales reflects the success the Company has had marketing the design and installation of this product since its introduction in the first quarter of 1995. Other operating revenue for the three months ended August 31, 1996, consists of technology transfer fees which were realized as a result of international license agreements with Pace Air Conditioning and Engineering, PTE. LTD., Singapore (a subsidiary of Sembawang Corporation, Singapore) covering Singapore, Indonesia, Thailand and Malaysia; and KWCA Controle Ambiental, S.A., covering Brazil, Paraguay, Uruguay, Argentina and Chile. These technology transfer fees continue to demonstrate the Company's ability to capitalize on the technology it develops. The Company is in the business of developing technology for the cooling tower industry and marketing that technology either directly or in the form of products such as its TTMT Series cooling towers.

    The Company's cost of goods sold and constructed during the three month period ended August 31, 1996, was $3,418,716 or 78 percent of total tower revenues as compared to $2,234,755 or 80 percent of total tower revenues during the comparable period in 1995. The increase in cost of goods sold and constructed is due primarily to increased production and sales of the modular fiberglass cooling tower and construction costs of the modular concrete tower. The Company has experienced an improvement in gross margins in the fiberglass cooling tower line which management believes is the result of wider recognition of the technological and operating advantages of the Company's product over competing products. The Company is able to capitalize on these factors rather than competing based solely on price. In the concrete line, the Company is still incurring unexpectedly high construction costs due to the recent introduction of the product. Although it enjoyed moderate overall improvement in gross margins during this quarter because of favorable contract terms on certain jobs which will not necessarily recur in future periods, management expects that gross margins on concrete projects will continue to show improvement in the next several quarters and will eventually be consistent with gross margins realized on the Company's fiberglass cooling tower line. During the three month period ended August 31, 1996, the Company expended $76,000 to retrofit and service fiberglass towers previously sold and $5,800 of warranty costs on concrete towers. These expenditures compare to average quarterly retrofit and warranty costs of $195,000 during the fiscal year ended November 30, 1995. In 1995, design changes were made and a complete quality control system was implemented which management believes will continue to reduce such expenditures on fiberglass towers in future periods. Based on the increase in fiberglass tower sales and concrete tower installations, the Company maintained the reserve to retrofit and service towers previously sold at $100,000 at August 31, 1996. Management believes that the reserve is sufficient to cover future costs to retrofit and service towers previously sold.

    In the three month period ended August 31, 1996, general and administrative expenses increased from $324,267 in 1995, to $384,953 in 1996. The increase is due mainly to addition of office staff and related expenses. Selling expenses increased from $168,595 for the three months ended August 31, 1995 to $252,781 for the three months ended August 31, 1996, due to increased sales and marketing efforts for both the fiberglass and the concrete modular cooling towers. The increase over 1995 is due mainly to the increase in the sales and marketing staff. Increases were also incurred in travel and related expenses due to increased participation at national and international trade shows, international joint venture and license agreements, and direct customer calls and presentations to engineering firms across the United States. Research and development expenses increased from $35,805 in the third quarter of 1995 to $94,215 in the third quarter of 1996, due to expenditures to research refinements in cooling tower design and construction for both the new modular concrete tower and the modular fiberglass tower. Management will continue to research refinements in cooling tower design and construction in order to increase tower efficiencies and reduce costs, although the Company has no fixed research and development budget.

    The Company's income from operations for the three months ended August 31, 1996, was $499,490 as compared to income of $40,690 for the comparable period in the prior year. After interest expense and miscellaneous items, the Company's net income was $398,259 as compared to a net loss of $60,394 for the quarter ended August 31, 1995. The increase in the Company's net income reflects the Company's success in developing and marketing of its technology and products both nationally and internationally.

    At August 31, 1996, the estimated backlog was $5,000,000 including a total of six contracts for the modular concrete cooling towers totaling $1,400,000. Five concrete tower contracts are scheduled for completion in the fourth quarter of 1996 and the remaining contract is projected to complete in the first quarter 1997. Interest in this product has continued to increase dramatically in both the United States and international markets. Sixty percent of the backlog for the modular fiberglass cooling towers is scheduled for delivery in the fourth quarter of 1996, and forty percent of the backlog for the fiberglass cooling towers is scheduled for delivery in the first quarter 1997.


Nine Months Ended August 31, 1996 Compared to Nine Months Ended August 31,
 1995

    For the nine months ended August 31, 1996, total tower revenues increased to $13,717,763 from $7,320,986 for the comparable period in the prior year. During the current nine month period, 62 percent of total tower revenues was derived from sales of 213 modular fiberglass cooling towers, 30 percent of total tower revenues was derived from design and construction of the new modular concrete cooling towers, 4 percent of total tower revenues was derived from rental of modular fiberglass cooling towers, and 4 percent of total tower revenues was derived from other tower revenue. In the comparable nine month period in 1995, 79 percent of total tower revenues was derived from sales of 154 modular cooling towers, 7 percent of total tower revenues was derived from design and construction of modular concrete towers, 11 percent of total tower revenues was derived from rental of modular cooling towers, and 3 percent of total tower revenues were derived from other tower revenue. Other tower revenues consist primarily of modular tower parts sales and service. The increase in fiberglass tower revenues for 1996 is due not only to the increase in the quantity of units sold but also due to the sales of larger capacity, more expensive units. The increase in concrete tower sales reflects the success the Company has had marketing this product since its introduction in the first quarter of 1995. Other operating revenue for the nine months ended August 31, 1996, consists of technology transfer fees of $589,983 which were realized as a result of international license agreements. These technology transfer fees demonstrate the Company's ability to capitalize on the technology it develops. The Company is in the business of developing technology for the cooling tower industry and marketing that technology, either directly or in the form of products such as its TTMT Series cooling tower.

	The Company's cost of goods sold and constructed during the nine month period ended August 31, 1996, was $10,940,165 or 80 percent of total tower revenues as compared to $6,224,524 or 85 percent during the comparable period in 1995. The increase in cost of goods sold and constructed resulted from increased production and sales of both of the modular fiberglass and concrete cooling towers. Included in cost of goods sold for the nine month period ended August 31, 1996, is $205,000 to retrofit and service towers previously sold. This compares to average nine month retrofit and warranty costs of $585,000 during the fiscal year ended November 30, 1995. In 1995, design changes were made and a complete quality control system was implemented which management believes will continue to reduce such expenditures in future periods.

    The nine month period ended August 31, 1996 reflected a 10 percent increase in general and administrative expenses from $995,353 in 1995 to $1,097,399 in 1996. The increase is due mainly to the addition of office staff and related expenses. Selling expenses increased from $417,168 to $718,757 due to increased sales and marketing efforts for both the fiberglass and the concrete modular cooling towers. The increase over 1995 is due mainly to increased salaries expense related to the increase in the sales and marketing staff. Increases were also incurred in travel and related expenses, due to increased participation at national and international trade shows, international joint venture and license agreements, direct customer calls and presentations to engineering firms across the United States. Increases were also incurred in postage costs related to increased telemarketing efforts and advertising costs related to increased direct advertising in trade journals and magazines. Management expects the increased investment in selling expenses to have a continued positive impact on revenues in future periods. Research and development expenses increased from $58,492 in the first nine months of 1995 to $251,579 in the first nine months of 1996, due mainly to expenditures on the new modular concrete tower development, and due to development of the new water collection system. Management does not believe that the Company will incur significant additional expenses on development of the new modular concrete tower. However, management does expect to continue to research refinements in cooling tower design and construction, although the Company has no fixed research and development budget.

    The Company's income from operations for the nine months ended August 31, 1996, was $1,299,846 as compared to loss from operations of $374,551 for the comparable period in the prior year. After interest expense and miscellaneous items, the Company's net income was $1,026,344 compared to a loss of $611,479 for the nine months ended August 31, 1995. The increase in the Company's net income reflects the Company's success in developing and marketing of its technology and products both nationally and internationally.

Liquidity and Capital Resources

    At August 31, 1996, the Company had working capital of $3,300,118 as compared to working capital of $2,948,774 at May 31, 1996. Improvement in the Company's liquidity during the third quarter resulted primarily from the effects of concrete tower construction projects. During the third quarter, costs and estimated earnings in excess of billings on uncompleted contracts increased by approximately $300,000 while billings in excess of costs and estimated earnings on uncompleted contracts decreased by approximately $200,000. The Company also received approximately $270,000 from the sale of common stock during the quarter. The Company's cash flow provided by and used in its operating, investing and financing activities during the first nine months of 1996 and 1995 are as follows:

                                1996               1995
Operating activities         ($2,418,384)      ($  700,805)
Investing activities         ($1,093,792)      ($  888,449)
Financing activities          $3,550,220        $1,632,577


    The Company's capital requirements for its continuing operations consist of its general working capital needs, scheduled payments on its debt obligations and capital expenditures. Management anticipates that the Company's operating activities will require cash during 1996, which primarily relates to the anticipated growth in receivables and inventory levels to support expanding sales. The Company tries to minimize its inventory of component parts, although minimum order requirements of some suppliers can cause inventory levels to fluctuate significantly from period to period. Similarly, management attempts to manage accounts receivable to increase cash flow, but it is anticipated that accounts receivable will increase as sales increase. Other significant variances in working capital items can also be expected. Also, the Company's concrete construction projects will have a greater effect on working capital requirements in the future. At August 31, 1996, net costs in excess of billing and estimated earnings on uncompleted contracts were $838,291 as compared to net costs in excess of billings and estimated earnings on uncompleted concrete construction projects of $295,864 at May 31, 1996. Generally, concrete construction projects provide for progress payments of the contract price with a retainage of 10 to 15 percent payable after completion of the project. Such terms ordinarily provide positive cash flow to the Company during the terms of the contracts.

    Scheduled principal payments on capital leases will total approximately $58,396 over the next twelve months. In addition, $1,570,979 of the Company's debt will become due and payable during the next twelve months.

    The Company is proceeding with its plans to expand its present facilities to a new facility in Oklahoma City. Substantially all of the Company's planned capital expenditures during the next six to eight months will be related to the new facility, which is expected to be completed during the first or second quarter of 1997. Management estimates that the Company's total investment in the project will be approximately $7.5 million, including $1.5 million to equip the facility. Of the total capital required for the plant, approximately $4.5 million will be derived from a loan from the Oklahoma Industries Authority (OIA), and $1.5 million will be contributed to the project by the Company. The Company's $3.8 million credit facility at Boatmen's Bank, discussed below, includes $300,000 to be used for equipment down payments and $1.5 million to be used to fund the Company's contribution to the plant project. This funding commitment enables the OIA to proceed with issuance of the industrial revenue bonds for the plant project, which is expected to be completed by the middle of October, 1996. However, the Boatmen's loan matures on January 31, 1997, and therefore only provides temporary funding. Management expects that the Boatmen's facility will be extended and/or replaced via the sale of common stock or other debt/equity placements. The Company is negotiating with an investor to provide the necessary funding and has had discussions with other sources about selling common stock to raise additional capital if necessary. Based on these negotiations and discussions, management is comfortable that the Company will be able to raise sufficient capital for long term funding of these projects, although it has not yet obtained any commitments.

    The Company has secured loans with noncommercial lenders totaling $3,600,000 to finance its working capital needs, of which $3,600,000 was outstanding at August 31, 1996. Interest rates and payment terms are as follows:


    Loan       Interest   Interest   Maturity
    Amount     Rate       Expense    Date
  $2,000,000     13%      Quarterly  5/31/98
  $1,000,000     11.25%   Quarterly   5/8/99
  $  500,000     11.25%   Quarterly   5/8/97
  $  100,000     15%      Quarterly  4/25/97


    Management also has secured a line of credit at Chickasha Bank in the amount of $500,000 for short term cash flow needs, of which $500,000 was outstanding at August 31, 1996. This line of credit bears interest at the bank's base floating rate, which was 10.25% at August 31, 1996. The principal and interest are due April 13, 1997. In December 1995, the Company secured financing in the amount of $294,505 to acquire extrusion equipment to produce the water collection system for the cooling towers. Previously these parts were out-sourced. However, to insure quality and an uninterrupted supply, the Company made the decision to bring this manufacturing process in-house. This note is payable monthly and matures in January 2000. In August 1996, the Company secured a real estate mortgage in the amount of $387,500 to finance the acquisition of the property in south Oklahoma City which will be the site for the new plant expansion. Principal and interest at 3.5% is due August 1, 1997. In September 1996, the Company secured a line of credit at Boatmen's Bank in the amount of $3,800,000. $2,000,000 of the credit facility is to be used for general working capital needs; $1,500,000 of the credit facility is to be used to fund the Company's commitment to the expansion in south Oklahoma City, and $300,000 is earmarked for down payments on equipment, etc. to be acquired in conjunction with the plant and office expansion. Interest on this line of credit is due monthly. Principal on this line of credit is due January 31, 1997. In April 1995, the Company secured a real estate mortgage in the amount of $116,000 to finance the acquisition of property adjacent to its existing facilities to be used as offices. Principal and interest on this mortgage is due in monthly payments of $1,555 with the remaining principal and interest due April 15, 1998. This mortgage bears interest at the bank's base floating rate, which was 10.25% at August 31, 1996. In October 1995, the Company obtained another mortgage loan in the amount of $83,723 secured by real estate. The loan bears interest at the bank's floating rate, which was
10.25 percent at August 31, 1996, and is payable semi-annually, and matures on October 12, 1998. In April 1996, the Company secured an $1,200,000 credit arrangement with one of its major vendors to fund materials purchased from the vendor of which $790,000 was included in accounts payable at August 31, 1996.

    During the first three quarters of 1996, the Company issued a total of 901,567 shares of common stock and received aggregate net proceeds of approximately $3.7 million. The Company used the net proceeds to purchase and redeem all outstanding shares of preferred stock, to pay dividends accrued on the preferred stock, to retire debt and to fund its working capital requirements. As discussed above, the Company may issue additional shares of common stock in connection with the Oklahoma City plant expansion.

    The Company has sufficient capital resources to fund its ordinary capital requirements for at least the next four quarters, other than debt which will mature during the next twelve months. Management anticipates that the Company will be able to renew or replace its debt obligations as they mature. Additional debt and equity capital will be required when the Company proceeds with the expansion in Oklahoma City. Management is very pleased with the continued improvement in the Company's liquidity and capital resources and believes that the Company's improved financial position will facilitate additional growth. Although the Company's financial position has improved, substantial growth beyond that projected by management could increase the Company's capital requirements and require it to obtain additional capital to maintain its growth.

PART II

ITEM 1.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits have been filed as part of this registration statement:

    EXHIBIT NO.    DESCRIPTION

      3.1-1        Amended and Restated Certificate of Incorporation of
                   Tower
                   Tech, Inc.

      3.2-1        Amended Bylaws of Tower Tech, Inc.

      3.3-1        Amendment to Bylaws

      4.1          Omitted

      4.2          Omitted

      4.3-1        Form of Stock Certificate

      4.4-1        Form of Underwriters' Warrants

      4.5          Omitted

      4.6          Omitted

      4.7          Omitted

      4.8          Omitted

      4.9          Omitted

      4.10-9 Registration Rights Agreement, dated February 2, 1996, among Tower Tech, Inc., Lancer LP, Michael Taglich, and Robert Taglich

      10.1 Promissory Note between Tower Tech, Inc. and Campbell, Hurley, Campbell and Campbell, dated August 1, 1996.

      10.2-6 Loan Agreement between Tower Tech, Inc. and Chickasha Bank & Trust Co., dated March 23, 1995

      10.3 Promissory Note between Tower Tech, Inc. and Boatmen's Bank, dated September 26, 1996.

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

      10.13-1 Exclusive License Agreement by and between Harold D. Curtis and Tower Tech, Inc.

      10.14-1 Assignment by and between Harold D. Curtis, as Assignor, and Tower Tech, Inc., as Assignee

      10.15-1 Assignment of Invention Contained in PCT Application by and between Harold D. Curtis, as assignor, and Tower Tech, Inc., as Assignee

      10.16-1 Assignment of Patent by and between Harold D. Curtis, as Assignor, and Tower Tech, Inc., as Assignee, of Patent No. 5,227,095

      10.17-10     1993 Stock Option Plan, as amended

      10.18-1      Form of Distributorship Agreement

      10.19        Omitted

      10.20        Omitted

      10.21-2 Real Estate Purchase Agreement between Tower Tech, Inc., and Harold and Carolyn Curtis

      10.22-2 Promissory Note between Tower Tech, Inc. and Harold and Carolyn Curtis

      10.23-3      Promissory Note between Tower Tech, Inc. and
                   Electrical Constructors, Inc., dated April 15, 1994.

      10.24-3 Warrant Certificate, dated July 27, 1994, between Electrical Constructors and Tower Tech, Inc., entitling Electrical Constructors to purchase 50,000 shares of Tower Tech, Inc.'s common stock, $.001 par value

      10.25-3      Note between Tower Tech, Inc., as Maker, and
                   Electrical Constructors, as Payee, dated July 27, 1994.

      10.26-3      Warrant Certificate, dated August 18, 1994, between
                   J. David Bronstad and Tower Tech, Inc., entitling
                   J. David Bronstad to purchase 100,000 shares of Tower Tech, Inc.'s common stock, $.001 par value

      10.27-5 Security Agreement between Tower Tech, Inc. and J. David dated August 18, 1994

      10.28-4 Assignment and License Agreement between Tower Tech, Inc. and Electrical Constructors

      10.29-6 Promissory Note between Tower Tech, Inc. and Chickasha Bank & Trust Co., dated October 13, 1995

      10.30-5 Promissory Note between Tower Tech, Inc., and Dan and Juanita Wiltz, dated January 26, 1995.

      10.31-7      Warrant Certificate, dated April 25, 1995, between
                   J. David Bronstad and Tower Tech, Inc. entitling
                   J. David Bronstad to purchase 40,000 shares of Tower Tech, Inc. Common Stock

      10.32-7 Warrant Certificate, dated April 25, 1995, between James McDonald and Tower Tech, Inc. entitling James McDonald to purchase 10,000 shares of Tower Tech, Inc. Common Stock.

      10.33-7 Security Agreement between Tower Tech, Inc. and J. David Bronstad, dated April 25, 1995

      10.34-7 Security Agreement between Tower Tech, Inc. and James McDonald, dated April 25, 1995

      10.35-7      Promissory Note between Tower Tech, Inc., and
                   Chickasha Bank and Trust Co., dated March 3, 1995.

      10.36-7 Promissory Note between Tower Tech, Inc. and James McDonald, dated May 2, 1995

      10.37-7 Promissory Note between Tower Tech, Inc. and J. David Bronstad, dated May 2, 1995

      10.38-7 Promissory Note between Tower Tech, Inc. and J. David Bronstad, dated June 14, 1995

      10.39-7 Promissory Note between Tower Tech, Inc. and J. David Bronstad, dated June 27, 1995

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

8    Incorporated by reference from the same numbered exhibit to Amendment No
1 to Registration Statement No. 33-95870.

9    Incorporated by reference from the same numbered exhibit to Form
10-KSB/A for the year ended November 30, 1995.

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

     TOWER TECH, INC.
     (Registrant)

Date   October 11, 1996    ss/HAROLD CURTIS
                              _____________

                              Harold Curtis
                              Chief Executive Officer

Date   October 11, 1996    ss/CHARLES D. WHITSITT
                              ___________________

                              Charles D. Whitsitt
                              Chief Financial Officer