Form 10QSB/A
period 1996-08-31
TOWER TECH INC
filed 1997-01-23
CIK 913034

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10QSB/A
                                  AMENDMENT #1
(Mark One)

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
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


Rural Route 3, Post Office Box 1838, Chickasha, Oklahoma            73023
      (Address of principal executive offices)                    (Zip Code)

        Issuers telephone number 405/222-2876



     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes       No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. Common Stock $.001 par value 3,364,759 shares as of October 10, 1996

                                TOWER TECH, INC.
                              NOTE TO AMENDMENT #1

     This amendment is filed to correct the statement of operations for the nine months ended August 31, 1996, for the omission of dividends on preferred shares of $62,812 and net income per common share-- primary and net income per common share -- assuming full dilution.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     TOWER TECH, INC.
      (Registrant)


     Date: January 22, 1997   ss/HAROLD  CURTIS
                              -------------------------------------------
                              Harold Curtis, Chief Executive Officer

     Date: October 11, 1996   ss/CHARLES D.WHITSITT
                              -------------------------------------------
                              Charles D.Whitsitt, Chief Financial Officer

                                TOWER TECH, INC.
                       STATEMENT OF OPERATIONS (UNAUDITED)

                                                         Nine Months Ended
                                                     August 31,       August 31,
                                                        1996            1995
Sales and other operating revenue:
      Tower sales ..............................   $  8,596,077    $  5,749,360
      Concrete tower ...........................      4,128,828         480,847
      Tower rentals ............................        486,737         835,885
      Other tower revenue ......................        506,121         254,894
                                                   ------------    ------------

           Total tower revenue .................     13,717,763       7,320,986

      Other operating revenue ..................        589,983            --
                                                   ------------    ------------

Total Revenue ..................................     14,307,746       7,320,986
                                                   ------------    ------------

Costs and expenses:
      Cost of goods sold and constructed .......     10,940,165       6,224,524
      General and administrative ...............      1,097,399         995,353
      Selling expenses .........................        718,757         417,168
      Research and development .................        251,579          58,492
                                                   ------------    ------------

                                                     13,007,900       7,695,537
                                                   ------------    ------------

      Income (loss) from operations ............      1,299,846        (374,551)
                                                   ------------    ------------

Other income (expense):
      Interest, net ............................       (333,300)       (261,958)
      Miscellaneous ............................         59,798          25,030
                                                   ------------    ------------

                                                       (273,502)       (236,928)
                                                   ------------    ------------

Income (loss) before income taxes ..............      1,026,344        (611,479)
Income taxes ...................................           --              --
Net income (loss) ..............................      1,026,344        (611,479)
Less dividends on preferred shares .............        (62,812)       (120,217)
                                                   ------------    ------------

Net income (loss) applicable to common shares ..   $    963,532    $   (731,696)
                                                   ------------    ------------

Weighted average shares outstanding-primary ....      3,150,373       2,428,572
                                                   ------------    ------------

Net income (loss) per common share-primary .....   $        .31    $       (.30)
                                                   ------------    ------------
Weighted average shares outstanding-
      assuming full dilution ...................      3,240,797       2,428,572
                                                   ------------    ------------
Net income (loss) per common share-
      assuming full dilution ...................   $        .30    $       (.30)
                                                   ------------    ------------

   The accompanying notes are an integral part of these financial statements.