Form 10KSB
period 1996-11-30
TOWER TECH INC
filed 1997-03-03
CIK 913034

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)

[    X ] ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
          EXCHANGE ACT OF 1934 [Fee Required]

                   For the fiscal year ended November 30, 1996

[    ]  TRANSITION  REPORT  UNDER  SECTION  13 OR 15(d)  OF THE  SECURITIES
          EXCHANGE ACT OF 1934 [No Fee Required]

            For the transition period from _________________________

                         Commission file number 1-12556

                                TOWER TECH, INC.
                 (Name of small business issuer in its charter)

     Oklahoma                                          73-1210013
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

Rural Route 3, PO Box 1838, Chickasha, Oklahom                       73023
  (Address of principal executive of                               (Zip Code)

Issuer's telephone number 405/222-2876

Securities registered under Section 12(b) of the Exchange Act:

      Title of each class             Name of each exchange on which registered

  common stock, par value $.001                    Boston Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:

                                      None
                                (Title of class)

       Check  whether the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

       Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

       State issuer's revenues for its most recent fiscal year.  $18,636,527

       State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange
Act). $18,914,704 based on 1,823,104 shares at $10.375 per share, the last sale price of the Common Stock on February 19, 1997.


                         (ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDING DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 3,370,368 shares as of February 19, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

       If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The list documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). Items 9 through 12 of Part III of this Form 10-KSB are incorporated by reference from the Issuer's definitive proxy statement to be filed on or before March 31, 1997.

     Transitional Small Business Disclosure Format (check one). Yes No X

                                TABLE OF CONTENTS

                                     Part I

     Item 1.   Business..................................................4

Item 2.   Properties.....................................................9

Item 3.   Legal Proceedings..............................................9

Item 4.   Submission of Matters to a Vote of Security Holders............9

                                     Part II

Item 5.   Market for Registrant's Common Equity and Related
               Stockholder Matters.......................................10

Item 6.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.......................10

Item 7.   Financial Statements...........................................14

Item 8.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.......................14

                                    Part III

Item 9.   Directors and Executive Officers of the Registrant.............16

Item 10.  Executive Compensation.........................................16

Item 11.  Security Ownership of Certain Beneficial Owners and
               Management................................................16

Item 12.  Certain Relationships and Related Transactions.................16

                                     Part IV

Item 13.  Exhibits and Reports on Form 8-K...............................17

          Financial Statements...........................................F-1

          Index to Exhibits..............................................22

PART I

Item 1.  Description of Business.

       The Company is in the business of manufacturing and selling modular cooling towers. Its TTMT Series cooling tower is made primarily of fiberglass reinforced plastic and is sold in both the air conditioning and industrial segments of the cooling tower market. The Company has also recently introduced a modular concrete cooling tower for the industrial and utility segments of the cooling tower market. The Company's TTMT Series cooling tower utilizes several innovative design features, including the Rotary Spray Nozzle, a bottom-mounted direct drive motor fan assembly and a modular design to create a compact, efficient cooling tower which management believes reduce many deficiencies associated with other cooling towers, which do not incorporate all of these design features. Individual modules can be utilized for small air conditioning or light industrial applications, and the modular design allows a number of modules to be connected in a series for large industrial or utility applications. Compact design of the modules permits them to be factory assembled, inventoried for immediate shipment, easily transported and quickly installed. The design of the TTMT Series cooling tower allows it to be transported as a complete module on a standard low boy trailer. The new modular concrete tower features tilt-up concrete construction and incorporates many of the innovative characteristics of the TTMT Series cooling tower. The Company also leases TTMT Series modules to customers for temporary or emergency use.

       The Company was founded in 1984 by Mr. Harold Curtis and has been in the business of building, repairing and upgrading forced draft and induced draft cooling towers since 1985. Although the Company has the resources to compete in this aspect of the cooling tower business, the Company is not focusing on the construction, repair or maintenance of conventional cooling towers. Management believes that the Company's modular cooling towers can be competitively marketed to those customers who would otherwise be in the market for a cooling tower of standard design or for repair or upgrade of such cooling towers. In 1989, the Company developed a mobile auxiliary cooling tower and constructed a fleet of mobile towers for lease to customers. In October 1992, the Company sold its fleet of mobile auxiliary cooling towers and related patents. A portion of the proceeds from this sale were used to fund development of the TTMT Series cooling tower. In 1990, Mr. Curtis began developing a spray nozzle for use in cooling towers which was intended to operate more efficiently and with fewer maintenance requirements than nozzles which were currently available. As a result of this development activity, the Rotary Spray Nozzle was completed in 1991 and patents were issued on the technology in 1992. The Company has been selling the Rotary Spray Nozzle to its competitors since 1992, primarily for replacement parts in cooling towers of standard design, and has also incorporated the Rotary Spray Nozzle into its cooling towers. In 1991, the Company began initial design and prototyping of a modular cooling tower which used the Rotary Spray Nozzle. The end result of this process was the Company's line of TTMT Series cooling towers. During fiscal 1995, the Company expanded its product line by developing a modular concrete tower for application to the industrial and utility segments of the cooling tower market.

The Cooling Tower Market

       The market for cooling towers can be broken down into three general market segments: the air conditioning or HVAC segment, the light to medium industrial segment, and the heavy industrial and utility segment. Although all cooling towers work on the same basic principles, cooling towers generally are divided into two categories: (1) factory assembled units and (2) field erected cells. Factory assembled cooling towers are shipped to the customer as a completed unit and typically are sold to HVAC and light to medium industrial users. In the HVAC segment of the market, cooling towers are sized from 30 to 500 nominal tons. Light to medium industrial applications require cooling towers with capacities ranging from 500 to 10,000 gallons per minute ("GPM"). GPM is the standard unit of measurement in the industrial segment, while the HVAC segment denominates capacity in nominal tons. One ton is approximately equivalent to three GPM. Because of shipping and other technical constraints, factory assembled units ordinarily range in size from 30 to 500 nominal tons. Field erected cooling towers are constructed on site and typically are sold to medium and heavy industrial and utility users. Heavy industrial applications require cooling towers sized from 10,000 to 100,000 GPM, while utility applications range from 30,000 to 200,000 GPM.

       Cooling towers can range in price from less than $20,000 for a 500 nominal ton unit intended for HVAC use to $1,000,000 or more for a cooling tower fabricated to meet the specifications of a heavy industrial or utility customer. Accurate information about cooling tower industry sales is difficult to obtain because many cooling tower companies are privately held or are divisions of large companies. In addition, the size of the new cooling tower market can be understated because the refurbishment or rebuilding of a cooling tower in some cases essentially entails the erection of a new cooling tower even though it may not be characterized as a new cell. Limited market information is available from the U.S. Department of Commerce and from private studies. Based on this limited information and management's evaluation of the market, management estimates that the total annual United States cooling tower market ranges from $200 million to $300 million and that the total annual worldwide market ranges from $600 million to $700 million.

The TTMT Series Cooling Tower

       Cooling towers come in a variety of sizes, prices, designs and quality. Small capacity cooling towers intended for HVAC use typically are forced draft or induced draft towers which may be constructed of wood, galvanized steel or fiberglass. Most large capacity cooling towers used in the United States and worldwide today are induced draft towers and are constructed primarily of wood. These wood towers are usually constructed on a concrete water basin and have a treated wood framework, which is sometimes clad with galvanized steel or fiberglass. Internal components of conventional cooling towers are typically made of wood, galvanized steel, stainless steel, fiberglass and plastic.

       The TTMT Series cooling tower is designed to address many of the deficiencies which management believes exist in the design of most other cooling towers on the market. Management believes that the modular design and interconnectability of the TTMT Series cooling tower is unique in the industrial segment of the market. The TTMT Series cooling tower is energy efficient, corrosive free, low maintenance and available for immediate delivery.

       The modular design of the TTMT Series cooling tower allows a number of units to be interconnected to meet almost any cooling requirements or specifications. Other vendors offer small factory assembled cooling towers, including units which incorporate fiberglass components and which can be interconnected. However, most factory assembled units are forced draft towers and interconnection of such towers exacerbates recirculation losses which are typical of this type of tower. Thus, other factory assembled cooling towers have limited application except in the HVAC segment and light end of the industrial segment of the market. Most segments of the cooling tower market can be served by the TTMT Series cooling tower from light HVAC applications to large petrochemical and refinery operations.

       Immediate delivery of the TTMT Series cooling tower is possible because the modules are factory assembled and can be inventoried. Usually, there is only one hour of installation time required per module. The concrete basin of most field erected cooling towers is replaced in the TTMT Series cooling tower by a self-contained fiberglass water basin. The TTMT Series cooling tower is supported on a substructure which can either be customer provided fabricated metal, concrete piers, or the Company's own FRP substructure. The modular design also lends itself to shipping by standard trucking without over height permits. The self-containerized module has been readily shipped to foreign customers as well.

       Management believes that a problem with some cooling towers manufactured today arises from water distribution nozzles which tend to clog. Most nozzles used in cooling towers today utilize an orifice/splash plate combination to minimize the clogging problem. This design often exhibits void areas in the water distribution which results in unnecessary performance deficiencies. These deficiencies can be overcome to some degree by installing additional fill media and/or designing a higher air inlet area in the cooling tower. This results in additional capital investment as well as higher operating costs due to increased pump head and fan horsepower requirements.

       To address this problem, Mr. Curtis designed and patented the Rotary Spray Nozzle primarily for use in the TTMT Series cooling tower. The Rotary Spray Nozzle is designed to operate clog-free even in severe operating conditions. This nozzle utilizes a rotating disc that operates on a water bearing to evenly distribute the flow throughout the entire fill area while providing a self-cleaning action. The radial discharge design allows the nozzle to operate as low as 1 inch above the fill media with lower operating pressure than most conventional nozzles. Since conventional nozzles typically operate at distances of up to 24 inches above the fill media, the Rotary Spray Nozzle adds increased performance and significantly reduces pump head requirements.

       In addition to reduced pump head requirements attributable to the Rotary Spray Nozzle, the pump head requirement in the TTMT Series cooling tower is reduced because the circulating water is collected in an elevated water basin above the air inlet louvers. This results in reduced operating costs for the TTMT Series cooling tower as compared to a comparably sized conventional cooling tower.

       The TTMT Series cooling tower was designed with a bottom mounted fan system. Maintenance is greatly reduced by this design as the fans are direct motor driven without gear boxes, drive shafts, and pulleys. Each module has four fans which can be zoned to operate more efficiently. The mechanical equipment is located in the dry air stream and is also protected from the natural elements by the cooling tower itself. Service can be performed from ground level and customer spare parts inventory is limited to one motor and one fan. In the event of mechanical failure, the probability is that only one fan or motor would be inoperable, enabling the continued operation of the remaining three fans until repairs could be made.

       The water collection system of the TTMT Series cooling tower consists of a network of chevron type blades positioned in a canopy over the fans and supported by internal FRP beams. The water is collected from the fill media and discharged into hollow FRP support beams which serve as the water basin. There are two levels of water collectors. The first level is for primary water collection and the second level is to collect mist droplets and direct them back into the water basin, which is designed to leave the fan area completely dry. The fill media is nestled on top of the water collector vanes and is easily installed or removed. The distribution system, consisting of a PVC header pipe and laterals, is connected to the top of the module by molded end caps. The drift (or mist) eliminators are supported by the distribution piping header and laterals and locked into the molded perimeter wall channel.

       The FRP construction of the TTMT Series cooling tower virtually eliminates all significant corrosion problems. The wood structural components used in many cooling towers are usually treated with chemicals and thus may be environmentally undesirable. Galvanized metal parts also contain zinc and lead which may lead to environmental problems. Corrosion and deterioration of the wood and metal parts of a cooling tower may lead to costly maintenance, repair, and ultimate replacement.

       The TTMT Series cooling tower is produced in several sizes. The basic units range in size from a six by six foot module to a twelve foot by thirty foot module. The individual module capacities range from 50 nominal tons to 1,000 nominal tons, or approximately 150 GPM to 3,000 GPM. This range is achieved by using various sizes of modules and internal components, including motors, fans and fill media. Individual modules of varying sizes can be connected in a series to satisfy the specific cooling requirements of customers.

The Modular Concrete Cooling Tower

       In December 1994, the Company introduced its modular concrete cooling tower for the industrial and utility segments of the cooling tower market. The design of the concrete tower incorporates some of the patented technology used in the Company's TTMT Series cooling tower, as well as technology unique to the product. This tower gives the Company added capabilities to penetrate the large utility, petro-chemical and industrial markets. The same technological advances made with the TTMT Series cooling towers are utilized in the concrete tower. The concrete tower is built using a tilt-up construction method which substantially reduces construction time as compared to the time required to build a similar size wood or conventional concrete tower.

Modular Cooling Tower Leasing Program

       The Company also leases modular cooling towers. Because of the compact size and other design features of the TTMT Series cooling tower, it can easily be mounted on a skid and equipped with necessary electrical connections to produce a mobile cooling tower which can be transported by truck to the desired location. Leased towers are used to augment large cooling towers during peak heat loads, to provide temporary cooling while maintenance and repairs are being made to existing cooling towers, to supply cooling in the event of a failure of an existing cooling tower due to fire, weather damage or mechanical malfunctions, and to provide temporary cooling during research and development, testing and evaluation programs. The Company has over forty cooling towers in its rental fleet.

Patents

       The Company owns patents (U.S. Patent No. 5,227,095) covering the basic design of the TTMT Series cooling tower and the concrete cooling tower (U.S. Patent No. 5,545,356). The patents expire in 2010 and 2014, respectively. The Company owns and has applied for other United States and foreign patents for technology used in the TTMT Series and concrete cooling towers. Mr. Curtis has also granted an exclusive, royalty-free license to the Company for the Rotary Spray Nozzle which gives the Company the exclusive right to use this technology in cooling tower applications. The licensed technology is the subject of patents (U.S. Patent Nos. 5,143,657 and 5,152,458) which expire in 2009. The Rotary Spray Nozzle can also be used in other fluid distribution systems, such as lawn sprinklers, pond aeration, and moving fluidized solids such as grain. Mr. Curtis has retained all rights with respect to the Rotary Spray Nozzle patents in all applications other than cooling towers.

Product Design and Development

       The Company spent $386,474, $108,183 and $29,169 on research and development during fiscal years 1996, 1995 and 1994, respectively. The Company is continuously evaluating its products and manufacturing methods. The Company does not have any significant products other than the TTMT Series and concrete cooling towers at this time. The Company plans to continue to research refinements in cooling tower design and construction, although it has no fixed research and development budget.

Assembly of Products

       The Company's products are assembled at its plant in Chickasha, Oklahoma. During 1994, the Company completed the process of outsourcing the manufacture of all fiberglass component parts, many of which are manufactured for the Company using pultrusion or extrusion molding technology. Generally, management believes that it is more advantageous to subcontract out the manufacturing part of its business to suppliers who have the capability to produce the fiberglass components using advanced manufacturing methods. However, after a detailed review of the manufacturing process of its water collection parts, the Company decided to bring this process back into Company operations in order to help ensure and control quality, supply, and costs of production of these parts. Accordingly, in December 1995, the Company invested in the equipment and personnel necessary to extrude the plastic parts for its water collection system. The Company also casts some of the concrete component parts of the concrete towers.

Suppliers and Vendors

       The Company relies upon suppliers for most components and parts used to make its products. The Rotary Spray Nozzle is purchased from a vendor who uses the Company's tools and dies. Most parts and components purchased from suppliers are available from multiple sources. In some cases, the Company has invested in tools and dies which are used by suppliers in the manufacture of components for the Company. If the Company were to switch suppliers, in some cases it would be required to incur additional tooling costs and might experience delays in obtaining component parts necessary for the fabrication of completed products. The Company has not experienced any significant delays in obtaining parts and components for its products, and management believes that the Company's relationships with its suppliers are good.

Marketing and Sales

       The Company sells its products through a combination of direct sales by Company employees, sales through an established nationwide network of sales representatives, and sales through representatives, licensees, distributors and other arrangements in international markets. The Company has entered into international ventures and/or licensing agreements for the manufacture, marketing and/or sales of the Company's products in India, Southeast Asia, South America, South Africa and the Mediterranean area. Also, negotiations are in process for similar arrangements for the Philippines, Taiwan, Japan, the Middle East, and Europe. Sales representatives typically market the Company's products along with a variety of other cooling tower related products.

       In addition to its direct sales activities, the Company markets its products in a number of ways, including participating in trade shows, conducting direct mail solicitation and advertising in various trade publications. The Company makes extensive use of marketing videos which portray its products using pictures and computer animation. These video tapes are distributed to engineering firms, manufacturers and specialized mailing lists in the industrial cooling tower market. The Company also has a full-time marketing manager who is responsible for publicizing the product, identifying marketing opportunities and developing a marketing strategy.

Warranties and Customer Service

       The Company provides a five-year limited warranty on its products. During the time the Company was redesigning and refining the TTMT Series cooling tower, the Company incurred costs associated with correcting problems with and retrofitting towers which had been shipped to customers. In 1996, the Company incurred $358,000 of expenses to retrofit and service towers, as compared to $779,000 during fiscal 1995. The Company also provides field support services on an individual call basis and offers service maintenance contracts.
Necessary repairs are made at the installation site.

Governmental Regulation

       The Company is subject to the requirements of a number of federal, state and local laws, such as the federal Occupational Safety and Health Act ("OSHA"). The Company generates small quantities of waste in the course of its manufacturing activities, some of which are classified as hazardous waste under state and federal law. The Company endeavors to comply with all state and federal laws and believes that it is in compliance with all applicable federal, state and local regulations applicable to it, including environmental regulations.

Competition

       The market for cooling towers is extremely competitive. There are 15 to 25 manufacturers of cooling towers in the United States. The two biggest manufacturers, Marley Cooling Tower Co. and Baltimore Air Coil, collectively account for 60 to 70 percent of the market. A number of the Company's competitors are substantially larger in size and have greater financial and other resources than the Company. Many of these competitors have been in business for a number of years and are well established in the industry.

       A number of the Company's competitors manufacture and market cooling towers which use fiberglass and other composite materials, PVC cellular fill and other construction and design refinements and which are similar to the TTMT Series cooling tower. Several competitors manufacture factory assembled fiberglass cooling towers, including units which can be connected in a series. Management believes that its TTMT Series cooling tower offers advantages over cooling towers produced by the Company's competitors. There can be no assurance that competitors will not develop and produce a product which is comparable or superior to the Company's products.

Employees

       As of November 30, 1996, the Company had 129 employees. None of the Company's employees is subject to a collective bargaining agreement. The Company believes that relations with its employees are good.

Item 2.    Description of Property.

       The  Company's  principal  place of  business  is located  in  Chickasha,
Oklahoma. These facilities include approximately 20 acres of land near Chickasha, Oklahoma with three separate production buildings totaling over 52,000 square feet, a building of approximately 8,000 square feet used as offices and a test facility, and two one-story office buildings having approximately 6,500 square feet. The Company has purchased a 50 acre tract in South Oklahoma City and is constructing a new manufacturing facility of approximately 98,000 square feet which will house its fiberglass tower assembly operations. Construction is approximately 30 percent complete and is expected to be completed in May 1997. An office facility of approximately 16,000 to 24,000 square feet will also be constructed on the site. Construction on the office facility is expected to begin in March or April and be completed in July or August of 1997. The Company will move its general headquarters to this new office facility when it is completed. The new facilities have been financed through an industrial revenue bond issuance by the Oklahoma Industries Authority ("OIA") in the amount of $4,405,000. Management estimates the Company's total investment in the new facilities will be $7.5 million, including $1.5 million to equip the facility. For additional information about the financing of the Oklahoma City facility, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Liquidity and Capital Resources".

       The new manufacturing facility is expected to increase efficiency of the fiberglass operations. The ceiling height and configuration of the existing facility limits production methods. The new facility should be adequate to support annual fiberglass tower sales of approximately $50 million and should be adequate to support the fiberglass operations for several years. The new facility also will be closer to major transportation routes and facilities, particularly the Oklahoma City airport. Management plans to use the existing facility in Chickasha to house the Company's concrete tower operations. Currently, much of the concrete operations are conducted outdoors.

Item 3.  Legal Proceedings

       The Company is not subject to any legal proceedings and is not aware of any pending or threatened legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

       No matters were submitted to stockholders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

       The Company's Common Stock is traded over-the-counter and quoted on the NASDAQ system under the symbol "TTMT". The Common Stock is also listed on the Boston Stock Exchange. The following table shows the high and low closing bid prices for the Common Stock as reported by NASDAQ for each quarter since November 30, 1993, the date of the Company's initial public offering. Prior to that date, there was no market for the Company's Common Stock. Bid prices represent prices between dealers, do not include retail mark-ups, mark-downs or commissions, and may not represent actual transactions.



           Quarter Ended                          High              Low
       February 28, 1994 .........           7-1/8             5-3/4
       May 31, 1994 ..............           5-7/8             4-5/8
       August 31, 1994 ...........           5                 3- 3/4
       November 30, 1994 .........           4-1/2             2-5/8
       February 28, 1995 .........           5-1/4             3-1/2
       May 31, 1995 ....... ......           5-1/4             3-3/4
       August 31, 1995 ...........           4                 2-1/2
       November 30, 1995 .........           4-3/4             2-1/2
       February 28, 1996 .........           7-5/8             4
       May 31, 1996 ..............           10-1/4            6-7/8
       August 31, 1996 ...........           12-1/2            8-3/8
       November 30, 1996 .........           15                9-1/8

       On February 19, 1997, the last sale price of the Common Stock as reported by NASDAQ was $10.375 per share. On February 19, 1997, the Common Stock was held of record by 56 holders. The Company believes that there are more than 400 beneficial holders of its Common Stock.

       The Company has not paid dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future. The Company intends to retain future earnings, if any, for use in its business.


Item 6.  Management's Discussion and Analysis or Plan of Operation.

General

       The Company has been in the conventional cooling tower business since 1985, which consists of constructing, repairing and upgrading forced draft and induced draft wood cooling towers and selling spare parts for conventional cooling towers. In 1991, the Company began developing its TTMT Series cooling tower. During 1991 and 1992, the majority of the Company's revenues were derived from conventional cooling tower projects. Beginning in 1991, the Company shifted its emphasis from conventional cooling tower projects to developing the TTMT Series cooling tower. The Company began selling prototypes of its modular cooling tower in 1991 and continued to sell modules during the development stage of the product. Development of the TTMT Series cooling tower was completed during 1994. The Company also developed a new modular concrete cooling tower during 1994. This new product was introduced to the market during the first quarter of 1995. The Company also sells parts and leases cooling towers. The Company has the ability to compete in the conventional cooling tower business, but intends to focus on producing and selling modular cooling towers. The
Company will continue to construct, repair and maintain conventional cooling towers if sufficient margins exist on a particular project.

       The Company derives revenue from the following principal sources: TTMT Series cooling tower sales; concrete cooling tower construction projects; modular cooling tower leases; other tower revenue consisting of parts sales and service and conventional cooling tower projects; and other operating revenue consisting of licensing fees and payments paid to the Company for the licensing of its technology to others. TTMT Series cooling towers are typically sold on a bid basis and revenue is generally recognized when towers are shipped to customers. Concrete cooling tower projects are typically done on a fixed-price basis. Revenue and related costs for such projects are recognized under the percentage of completion method of accounting. Rental towers are usually leased under short-term or month-to-month agreements and revenue is recognized when earned. Revenues from licensing agreements are recognized when a non-cancelable contract is signed specifying a fixed non-refundable technology transfer fee and technology materials are delivered to the licensee.

Results of Operations

        Twelve Months Ended November 30, 1996 Compared to Twelve Months
        ---------------------------------------------------------------
                             Ended November 30, 1995
                             -----------------------


       For the twelve months ended November 30, 1996, total tower revenues increased to $17,796,544 from $9,770,894 for the comparable period in the prior year. During the current twelve month period, 60 percent of total tower revenues was derived from sales of 288 modular fiberglass cooling towers, 30 percent of total tower revenues was derived from design and construction of the new modular concrete cooling towers, 4 percent of total tower revenues was derived from rental of modular fiberglass cooling towers, and 6 percent of total tower revenues was derived from other tower revenue. In the comparable twelve month period in 1995, 75 percent of total tower revenues was derived from sales of 210 modular cooling towers, 10 percent of total tower revenues was derived from design and construction of modular concrete towers, 12 percent of total tower revenues was derived from rental of modular cooling towers, and 3 percent of total tower revenues were derived from other tower revenue. Other tower revenues consist primarily of modular tower parts sales and service. The increase in fiberglass tower revenues for 1996 is due not only to the increase in the quantity of units sold but also due to the sales of larger capacity, more expensive units. The increase in concrete tower sales reflects the success the Company has had marketing this product since its introduction in the first quarter of 1995. Other operating revenue for the twelve months ended November 30, 1996, consists of technology transfer fees of $839,983 which were realized as a result of international license agreements. These technology transfer fees demonstrate the Company's ability to capitalize on the technology it develops. The Company is in the business of developing technology for the cooling tower industry and marketing that technology, either directly or in the form of products such as its TTMT Series cooling tower.

       The Company's cost of goods sold and constructed during the twelve month period ended November 30, 1996 was $14,740,210, or 83 percent of total tower revenues, as compared to $8,963,375, or 92 percent, during the comparable period in 1995. The increase in cost of goods sold and constructed resulted from increased production and sales of both the modular fiberglass and concrete cooling towers. The Company continues to see improvements in gross margins in the fiberglass line as that product line matures. In the concrete line, gross margins are less than anticipated because of the recent introduction of the product. Gross margins in the fourth quarter were lower than gross margins enjoyed during the third quarter, primarily because of favorable contract terms on certain jobs completed during the third quarter and unexpectedly high costs recognized on projects completed during the fourth quarter. Management continues to believe that gross margins on concrete projects will improve and will eventually be consistent with gross margins realized on the fiberglass line. Included in the cost of goods sold for the twelve month period ended November 30, 1996, is $358,016 to retrofit and service towers previously sold. This compares to retrofit and warranty costs of $779,000 during the fiscal year ended November 30, 1995. In 1995, design changes were made and a complete quality control system was implemented which management believes will continue to reduce such expenditures in future periods.

       The twelve month period ended November 30, 1996 reflected a 17 percent increase in general and administrative expenses from $1,321,195 in 1995 to $1,543,530 in 1996. The increase is due mainly to the addition of office staff and related expenses. Selling expenses increased from $659,916 to $1,009,499 due to increased sales and marketing efforts for both the fiberglass and the concrete modular cooling towers. The increase over 1995 is due mainly to increased salaries expense related to the increase in the sales and marketing staff. Increases were also incurred in travel and related expenses, due to increased participation at national and international trade shows, international joint venture and license agreements, direct customer calls and presentations to engineering firms across the United States. Increases were also incurred in postage costs related to increased telemarketing efforts and advertising costs related to increased direct advertising in trade journals and magazines. Management expects the increased investment in selling expenses to have a continued positive impact on revenues in future periods. Research and development expenses increased from $108,183 in 1995 to $386,474 in 1996, due mainly to expenditures on the new modular concrete tower development, and due to development of the new water collection system. Management does not believe that the Company will incur significant additional expenses on development of the new modular concrete tower. However, management does expect to continue to research refinements in cooling tower design and construction, although the Company has no fixed research and development budget.

       The Company's income from operations for the twelve months ended November 30, 1996 was $956,814, as compared to loss from operations of $1,281,775 for the comparable period in the prior year. After interest expense and miscellaneous items, the Company's net income was $565,118 compared to a loss of $1,607,872 for the twelve months ended November 30, 1995. The increase in the Company's net income reflects the Company's success in developing and marketing of its technology and products both nationally and internationally.

       At January 31, 1997, the Company's estimated backlog was over $6,000,000 including three contracts for the modular concrete cooling towers totaling $1,784,000. Two concrete tower contracts are scheduled for completion in the second quarter of 1997 and the remaining contract is projected to be completed in the fourth quarter of 1997. Interest in this product has continued to increase dramatically in both the United States and internationally. Essentially all of the estimated backlog for the modular fiberglass cooling towers is scheduled for delivery in the first half of fiscal year 1997.

Liquidity and Capital Resources

       At November 30, 1996, the Company had working capital of $3,147,126, as compared to a working capital deficit of $618,610 at November 30, 1995. Improvement in the Company's liquidity during the year resulted from profitable operations and financing activities including the issuance of common stock and the exercise of warrants and options. The Company's cash flow provided by and used in its operating, investing and financing activities during fiscal years 1996 and 1995 are as follows:

                                    1996                               1995
                                    ----                               ----
Operating activties              ($3,525,523)                      ($567,607)
Investing                        ($5,439,692)                      ($820,171)
Financing                        $9,177,287                       $1,867,879


       The Company's capital requirements for its continuing operations consist of its general working capital needs, scheduled payments on its debt obligations and capital expenditures. Management anticipates that the Company's operating activities will require cash during 1997, which primarily relates to the anticipated growth in receivables and inventory levels to support expanding sales. The Company tries to minimize its inventory of component parts, although minimum order requirements of some suppliers can cause inventory levels to fluctuate significantly from period to period. Similarly, management attempts to manage accounts receivable to increase cash flow, but it is anticipated that accounts receivable will increase as sales increase. Other significant variances in working capital items can also be expected. Also, the Company's concrete construction projects will have a greater effect on working capital requirements in the future. At November 30, 1996, net costs in excess of billing and estimated earnings on uncompleted contracts were $471,716 as compared to net billings in excess of costs and estimated earnings on uncompleted concrete construction projects of $539,775 at November 30, 1995. Normally, concrete construction projects provide for progress payments of the contract price with a retainage of 10 to 15 percent payable after completion of the project.

       Scheduled principal payments on capital leases will total $111,934 over the next twelve months. In addition, $2,919,113 of the Company's debt will become due and payable during the next twelve months.

       Substantially all of the Company's planned capital expenditures during the next six to eight months will be related to the new facility being constructed by the Company in south Oklahoma City. The manufacturing facility is approximately 30 percent complete and is expected to be completed in May 1997. Construction of the office facility is expected to begin in March or April and be completed in July or August 1997. Management estimates that the Company's total investment in the project will be approximately $7.5 million, including $1.5 million to equip the facility. Of the total capital required for the plant, approximately $4.4 million was derived from a loan from the Oklahoma Industries Authority (OIA), and $1.8 million was derived from a loan from Boatman's Bank, and approximately $1.5 million is expected to be derived from loans for plant equipment. The industrial revenue bonds were issued by the OIA in October 1996. The bonds pay interest only for the first twelve months out of an interest reserve fund of $238,000 set aside from the bond proceeds. After the first twelve months, the bonds are payable in quarterly installments of principal and interest in the amount of $157,000. A debt service reserve fund of $157,000 was also set aside from the bond proceeds. The balance of the bond proceeds, less issuance costs, are available to fund construction of the facility. The OIA holds a mortgage on the facility to secure payment of the bond indebtedness. The Boatman's Bank loan was intended to provide $1.8 million of temporary financing for the project. Accordingly, the Company intends to obtain permanent funding for this amount and is evaluating alternative sources of capital. Management expects that some or all of the required capital will be obtained through the sale of equity. At this time, the Company has not identified a specific source of additional capital.

       The Company has secured loans with noncommercial lenders totaling $3,600,000 to finance its working capital needs, of which $3,600,000 was outstanding at November 30, 1996. Interest rates and payment terms are as follows:


           Loan             Interest          Interest              Maturity
          Amount              Rate             Payable                Date
      ----------------     ------------     --------------       --------------
           $2,000,000          13%            Quarterly             5/31/98
           $1,000,000        11.25%           Quarterly              5/8/99
          $   500,000        11.25%           Quarterly              5/8/97
          $   100,000          15%            Quarterly              5/2/97


       Management also has secured a line of credit at Chickasha Bank in the amount of $500,000 for short term cash flow needs, of which $500,000 was outstanding at November 30, 1996. This line of credit bears interest at the bank's base floating rate, which was 10% at November 30, 1996. The principal and interest are due April 13, 1997. In December 1995, the Company secured financing in the amount of $294,505 to acquire extrusion equipment to produce the water collection system for the cooling towers. Previously these parts were out-sourced. However, to insure quality and an uninterrupted supply, the Company made the decision to bring this manufacturing process in-house. This note is payable monthly and matures in January 2000. In August 1996, the Company secured a real estate mortgage in the amount of $387,500 to finance the acquisition of the property in south Oklahoma City which will be the site for the new plant expansion. Principal and interest at 3.5% is due August 1, 1997 and will be paid with proceeds from the OIA loan. In September 1996, the Company secured a line of credit at Boatmen's Bank in the amount of $3,800,000, of which $1,325,000 was outstanding at November 30, 1996. Of the credit facility, $2,000,000 is to be used for general working capital needs, $1,500,000 will be used to fund the Company's commitment to the expansion in south Oklahoma City, and $300,000 is earmarked for down payments on equipment to be acquired in conjunction with the plant and office expansion. Interest on this line of credit is due monthly and the principal is due September 1, 1997. In April 1995, the Company secured a real estate mortgage in the amount of $116,000 to finance the acquisition of property adjacent to its existing facilities to be used as offices.

Principal and interest on this mortgage is due in monthly payments of $1,555 with the remaining principal and interest due April 15, 1998. This mortgage bears interest at the bank's base floating rate, which was 10 percent at November 30, 1996. In October 1995, the Company obtained another mortgage loan in the amount of $83,723 secured by real estate. The loan bears interest at the bank's floating rate, which was 10 percent at November 30, 1996, and is payable semi-annually, and matures on October 12, 1998. In April 1996, the Company secured an $1,200,000 credit arrangement with one of its major vendors to fund materials purchased from the vendor of which $619,000 was included in accounts payable at November 30, 1996.

       During 1996, the Company issued common stock and received aggregate net proceeds of approximately $4 million. The Company used the net proceeds to purchase and redeem preferred stock, to pay dividends accrued on the preferred stock, to retire debt and to fund its working capital requirements.

       The Company believes it has sufficient capital resources to fund its ordinary capital requirements for at least the next four quarters, other than debt which will mature during the next twelve months. Management anticipates that the Company will be able to renew or replace its debt obligations as they mature. Specifically, management expects that the Boatmen's facility will be replaced via the sale of common stock or other debt/equity placements. Management is very pleased with the continued improvement in the Company's liquidity and capital resources and believes that the Company's improved financial position will facilitate additional growth. Although the Company's financial position has improved, substantial growth beyond that expected by management could increase the Company's capital requirements and require it to obtain additional capital to maintain its growth.

Forward Looking Statements

       Statements of the Company's or management's intentions, beliefs, anticipations, expectations and similar expressions concerning future events contained in this report constitute "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995. As with any future event, there can be no assurance that the events described in forward looking statements made in this report will occur or that the results of future events will not vary materially from those described in the forward looking statements made in this report. Important factors that could cause the Company's actual performance and operating results to differ materially from the forward looking statements include, but are not limited to, changes in the general level of economic activity in the markets served by the Company, competition in the cooling tower industry and the introduction of new products by competitors, delays in refining the Company's manufacturing and construction techniques, cost overruns on particular projects, availability of capital sufficient to support the Company's level of activity and the ability of the Company to implement its business strategy.

Item 7.  Financial Statements.

       The financial statements required by this item begin at page F-1 of this report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         Effective July 1, 1996, Price Waterhouse LLP sold its Oklahoma City practice to Coopers & Lybrand L.L.P., and as a result resigned as the independent accountants of the Company. The reports of Price Waterhouse LLP on the Company's financial statements for the last two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified as to uncertainty, audit scope or accounting principle. In connection with its audits for the two most recent fiscal years and through July 1, 1996, there have been no disagreements with Price Waterhouse LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Price Waterhouse LLP would have caused it to make reference thereto in its report on the financial statements for such years. During the two most recent fiscal years and through July 1, 1996, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

         The Company engaged Coopers & Lybrand L.L.P. as its new independent accountants effective as of July 1, 1996. During the two most recent fiscal years and through July 1, 1996, the Company has not consulted with Coopers & Lybrand L.L.P. regarding either (1) the application of accounting principles to a particular transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and either a written report was provided to the Company or oral advice was provided that Coopers & Lybrand L.L.P. concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; (2) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

                                    PART III


Items 9 through 12 of Part III of this Form 10-KSB are incorporated by reference from the Company's proxy statement to be filed on or before March 29, 1997.

                                     PART IV


Item 13.  Exhibits and Reports on Form 8-K.

       (a)        The following exhibits have been filed as part of this report:

                  Exhibit No.             Description
                  -----------             -----------
                  3.1-1                   Amended and Restated Certificate of
                                          Incorporation of Tower Tech, Inc.

                   3.2-1                  Amended Bylaws of Tower Tech, Inc.

                   3.3-1                  Amendment to Bylaws

                   4.1                     Omitted

                   4.2                     Omitted

                   4.3-1                   Form of Stock Certificate

                   4.4-1                   Form of Underwriters' Warrants

                   4.5                     Omitted

                   4.6                     Omitted

                   4.7                     Omitted

                   4.8                     Omitted

                   4.9                     Omitted

                   4.10-6                  Registration Rights Agreement,
                                           dated February 2, 1996, among
                                           Tower Tech, Inc., Lancer LP,
                                           Michael  Taglich, and Robert Taglich.

                    10.18 Promissory Note between Tower Tech, Inc., and Campbell, Hurley, Campbel and Campbell, dated August 1, 1996.

                    10.24 Loan Agreement between Tower Tech, Inc. and Chickasha Bank & Trust Co., dated March 23, 1995

                    10.38 Promissory Note between Tower Tech, Inc., and Boatmen's Bank, dated September 26, 1996.

                    10.4 Loan Agreement between Tower Tech, Inc., and Oklahoma Industries
                                           Authority dated October 1, 1996.

                     10.5                   Omitted

                     10.6                   Omitted

                     10.7                   Omitted

                     10.8-1 Executive Employment Agreement between Harold Curtis and
                                            Tower Tech, Inc.,dated September 1,
                                            1993

                     10.9-1 Agreement by and between Morrison Molded Fiber Glass Co., and Tower Tech, Inc., made effective July 26, 1993, regarding the purchase by Tower Tech, Inc. of certain pultruded components from Morrison Molded Fiber Glass Company

                      10.10-1               U. S. Patent No. 5,143,657 entitled
                                            FLUID DISTRIBUTOR issued September
                                            1, 1992

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

                       10.17-7               1993 Stock Option Plan, as amended

                       10.18-1               Form of Distributorship Agreement

                       10.19                 Omitted

                       10.20                 Omitted

                       10.21                 Omitted

                        10.22                 Omitted


                        10.23-2 Promissory Note between Tower Tech, Inc. and Electrical
                                              Constructors, Inc., dated April
                                              15, 1994

                        10.24-2 Warrant Certificate, dated July 27, 1994, between Electrical Constructors and Tower Tech, Inc., entitling Electrical
                                              Constructors to purchase 50,000
                                              shares  of Tower  Tech,  Inc.'s
                                              common stock, $.001 par value..

                       10.25-2 Note between Tower Tech, Inc., as Maker, and Electrical
                                              Constructors, as Payee, dated
                                              July 27, 1994

                       10.26-2 Warrant Certificate, dated August 18, 1994, between J.
                                              David Bronstad and Tower Tech,
                                              Inc., entitling J. David
                                              Bronstad to purchase 100,000
                                              shares of Tower Tech, Inc.'s
                                              common stock, $.001 par value

                       10.27-3 Security Agreement between Tower Tech, Inc. and J. David
                                              Bronstad dated August 18, 1994

                        10.28                 Omitted

                        10.29-4 Promissory Note between Tower Tech, Inc. and Chickasha Bank
                                              & Trust Co., dated April 10,
                                              1995

                         10.30                Omitted

                         10.31-5 Warrant Certificate, dated April 25, 1995, between J.
                                              David Bronstad and Tower Tech
                                              Inc., entitling J. David
                                              Bronstad to purchase 40,000
                                              shares of Tower Tech, Inc.'s
                                              common stock, $.001 par value

                         10.32-5 Warrant Certificate, dated April 25, 1995, between James
                                              McDonald and Tower Tech,  Inc.,
                                              entitling   James  McDonald  to
                                              purchase 10,000 shares of Tower
                                              Tech,   Inc.'s   common  stock,
                                              $.001 par value

                         10.33-5 Security Agreement between Tower Tech, Inc. and J. David
                                              Bronstad dated April 25, 1995

                         10.3-5 Security Agreement between Tower Tech, Inc. and James
                                              McDonald dated April 25, 1995

                         10.35-5 Promissory Note between Tower Tech, Inc. and Chickasha Bank
                                              & Trust Co., dated March 3,
                                              1995

                         10.36-5 Promissory Note between Tower Tech, Inc. and James McDonald, dated May 2, 1995

                         10.37-5 Promissory Note between Tower Tech, Inc. and J. David
                                              Bronstad, dated May 2, 1995

                         10.38-5 Promissory Note between Tower Tech, Inc., and J. David
                                              Bronstad, dated June 14, 1995

                         10.39-5 Promissory Note between Tower Tech, Inc., and J. David
                                              Bronstad, dated June 27, 1995

                         10.40-5 Promissory Note between Tower Tech, Inc., and Electrical
                                              Constructors, dated September
                                              12, 1995.


                          10.41-6 Promissory Note between Towe Tech, Inc., and Chickasha
                                              Bank. & Trust dated October 13,
                                              1995.

                         16.1-9               Letter on changes in certifying
                                              accountant

                         23.1                 Consent of Coopers & Lybrand
                                              L.L.P.

                         23.2                 Consent of Price Waterhouse
                                              LLP


1 Incorporated by reference from the same numbered exhibit to Registration Statement No. 33-69574-FW, as filed with the Commission on September 29, 1993, and as amended.

 2 Incorporated by reference from the same numbered exhibit to Form 10-QSB for the quarter ended August 31, 1994.

 3 Incorporated by reference from the same numbered exhibit to Form 10-KSB for the year ended November 30, 1994.

 4 Incorporated by reference from the same numbered exhibit to Form 10-QSB for the quarter ended May 31, 1995.

 5 Incorporated by reference from the same numbered exhibit to Form 10-QSB for the quarter ended August 31, 1995.

 6 Incorporated by reference from the same numbered exhibit to Form 10-KSB/A for the year ended November 30, 1995.

 7 Incorporated by reference from the same numbered exhibit to Registration Statement No. 333- 07337 on Form S-8.

 8 Incorporated by reference from the same numbered exhibit to Form 10-QSB for the quarter ended August 31, 1996.

 9 Incorporated by reference from the same numbered exhibit to Form 8-K filed on July 2, 1996.

          (b) The Company did not file any reports on Form 8-K during the quarter ended November 30, 1996.

                                   SIGNATURES


       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      TOWER TECH, INC.


       By:      HAROLD CURTIS
       ---      -------------

                Harold Curtis, Chief Executive Officer

       In accordance with the requirements of the Securities Exchange Act of 1934, this registration statement was signed by the following persons in the capacities and on the dates stated.

SIGNATURE            TITLE                                    DATE
---------            -----                                    ----


 HAROLD CURTIS
 -------------
 Harold Curtis       Chief  Executive  Officer/  Director     February 28, 1997
                     (Principal Executive Officer)


CHARLES D. WHITSITT
-------------------
Charles D. Whitsitt   Chief Financial Officer                 February 28, 1997
                     (Principal   Financial  Officer  and
                      Principal Accounting Officer)


LINCOLN E. WHITAKER
-------------------
Lincoln E. Whitaker   Director                               February 28, 1997


RANDAL K. OBERLAG
-----------------
Randal K. Oberlag     Director                               February 28, 1997

LEON POAG
---------
Leon Poag             Director                               February 28, 1997

                          INDEX TO FINANCIAL STATEMENTS

                                                                       PAGE

Reports of Independent Accountants.......................................F-2

Balance Sheet as of November 30, 1996 and 1995 ......................... F-4

Statement of Operations for the years ended November 30, 1996 and November 30, 1995.............................................. F-5

Statement of Stockholders' Equity for the years ended November 30, 1996 and November 30, 1995 ............................................  F-6

Statement of Cash Flows for the years ended November 30, 1996 and November 30, 1995 ............................................ F-7

Notes to Financial Statements .......................................... F-9

                        Report Of Independent Accountants


To the Board of Directors and Stockholders of Tower Tech, Inc.


We have audited the accompanying balance sheet of Tower Tech, Inc. (the "Company") as of November 30, 1996 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.




                                                     COOPERS & LYBRAND L.L.P.


Oklahoma City, Oklahoma
February 12, 1997

                        Report Of Independent Accountants


To the Board of Directors and Stockholders of Tower Tech, Inc.


In our opinion, the accompanying balance sheet and the related statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Tower Tech, Inc. at November 30, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.





PRICE WATERHOUSE LLP


Oklahoma City, Oklahoma
February 6, 1996

Tower Tech, Inc.
Balance Sheet

                                                            November 30,

                                                        1996           1995
                                                        ----           ----
Assets
Current assets:
    Cash ......................................       $850,332        $638,260
    Accounts receivable, net of allowances of
      $22,645 and $10,645, respectively........      5,026,698       2,097,558
    Receivables from officers and employees ...         48,867          62,339
    Costs in excess of billings and estimated
      earnings on uncompleted contracts .......        471,716            --
    Inventory .................................       2,919,26       2,103,085
    Restricted assets - current ...............        373,532            --
    Prepaid expenses ..........................         28,454          88,359
                                                        ------           -----
       Total current assets ...................      9,718,863       4,989,601

Property, plant and equipment, net ............      3,774,209       2,318,383
Rental fleet, net .............................        837,491         500,525
Restricted assets - long-term .................      3,572,616            --
Patents, net ..................................        158,759          44,081
Other assets ..................................        248,398           8,687
                                                        ------           -----

          Total assets ........................     $18,310,33      $7,861,277
                                                        ======           =====

Liabilities and Stockholders' Equity
Current liabilities:
    Current maturities of long-term debt ......    $2,919,113       $1,710,560
    Current portion of obligations under
     capital lease ............................       111,934           48,852
    Accounts payable ..........................     2,554,742        2,559,640
    Accrued liabilities .......................       802,469          532,093
    Billings in excess of costs and estimated
      earnings on uncompleted contracts .......         --             539,775
    Interest payable ..........................        54,365          115,572
    Dividends payable .........................         --             101,719
    Customer deposits .........................       129,114           --
                                                       ------            -----

       Total current liabilities ..............     6,571,737        5,608,211
                                                       ------            -----

Long-term debt, net of current maturities .....      7,522,100       1,193,784
                                                        ------           -----

Obligations under capital lease, net of current
      maturities...............................        259,271          99,637
                                                        ------           -----

Contingencies and Commitments (Note 12) .......           --              --
                                                        ------           -----

Stockholders' equity:
Preferred stock, $.001 par value; 2,000,000
     shares  authorized; 0 and 315,667 shares
     issued & outstanding at November 30,
     1996 and 1995, respectively ...............          --              316
Common stock, $.001 par value; 10,000,000
     shares authorized; 3,370,368 and
     2,428,572 shares issued and outstanding at
     November 30, 1996 and 1995, respectively ..         3,371           2,429
Capital in excess of par ......................      7,187,948       4,756,109
Accumulated deficit ...........................     (3,234,091)     (3,799,209)
                                                        ------           -----

       Total stockholders' equity .............       3,957,228        959,645
                                                         ------          -----

       Total liabilities and stockholders' equity   $18,310,336     $7,861,277
                                                         ======          =====


The accompanying notes are an integral part of these financial statements.

Tower Tech, Inc.
Statement of Operations

                                                         Year Ended
                                                         November 30,
                                                     1996            1995
                                                     ----            ----
Assets
Revenues:
    Tower sales ...............................    $10,628,983      $7,329,600
    Concrete tower construction ...............      5,355,931         975,754
    Tower rentals .............................        670,055       1,138,644
    Other tower revenue .......................      1,141,575         326,896
                                                        ------           -----

           Total tower revenue ................      17,796,544      9,770,894

    Other operating revenue ...................         839,983           --
                                                         ------          -----

           Total revenues .....................      18,636,527      9,770,894
                                                         ------          -----

Costs and expenses:
Cost of goods sold and constructed ............       14,740,210     8,963,375
    General and administrative ................        1,543,530     1,321,195
    Selling expenses ..........................        1,009,499       659,916
    Research and development ..................          386,474       108,183
                                                          ------         -----

           Total costs and expenses ...........       17,679,713    11,052,669
                                                          ------         -----

           Income (loss) from operations ......          956,814    (1,281,775)
                                                          ------         -----

Other income (expense):
    Interest ..................................         (465,776)     (369,432)
    Miscellaneous .............................           76,477        39,385
    Gain (loss) on sale of assets .............           (2,397)        3,950
                                                          ------         -----

           Total other income (expense) .......         (391,696)     (326,097)
                                                          ------         -----

Income (loss) before income taxes .............          565,118    (1,607,872)

Income taxes ..................................             --              --
                                                          ------         -----

Net income (loss) .............................          565,118    (1,607,872)

Dividends on preferred shares .................          (62,812)     (164,390)
                                                         ------          -----

Net income (loss) applicable to common shares .         $502,306   $(1,772,262)
                                                          ======         =====

Weighted average shares outstanding - primary .        3,281,291     2,428,572
                                                          ======         =====

Net income (loss) per common share - primary ..           $ 0.15        $(0.73)
                                                          ======         =====

Weighted average shares outstanding - fully diluted    3,368,057      2,428,572
                                                          ======          =====

Net income (loss) per common share - fully diluted        $ 0.15        $(0.73)
                                                          ======          =====





The accompanying notes are an integral part of these financial statements.

Tower Tech, Inc.
Statement of Stockholders' Equity

                                                            Year Ended
                                                            November 30,
                                                        1996           1995
                                                        ----           ----

Preferred stock
Balance at beginning of period ................        $  316           $ 100
 Issuance of preferred stock - Series B ....              --               35
 Issuance of preferred stock - Series C ....              --              131
 Retirement of preferred stock - Series A ..              --             (100)
 Issuance of preferred stock - Series D ....              --              150
 Conversion of preferred stock - Series B to
     common stock                                         (35)             --
 Conversion of preferred stock - Series C to Series E     (131)            --
 Conversion of preferred stock - Series C to Series E      131             --
 Purchase of preferred stock - Series E ....              (131)            --
 Redemption of preferred stock - Series D ..              (150)            --
                                                         ------          -----

Balance at end of period ......................           --               316
                                                          ------         -----

Common stock
Balance at beginning of period ................          2,429           2,429
 Issuances of common stock .................               781             --
 Conversion of preferred stock - Series B to
     common stock                                           70             --
 Exercise of warrants and options ..........                91             --
                                                         ------          -----

Balance at end of period ......................           3,371          2,429
                                                          -----          -----

Capital in excess of par
Balance at beginning of period ................        4,756,109      3,580,715
    Proceeds from issuance of common stock ....        3,404,350            --
    Issuance of preferred stock Series B, C, and D          --        1,339,784
    Preferred dividends .......................          (62,812)      (164,390)
    Redemption of preferred stock - Series D ..       (1,499,850)          --
    Conversion of preferred stock - Series B to
     common stock                                            (35)          --
    Purchase of preferred stock - Series E ....           (18,941)         --
    Exercise of warrants and options ..........           609,127          --
                                                           ------        -----

Balance at end of period ......................         7,187,948     4,756,109
                                                           ------         -----

Accumulated deficit
Balance at beginning of period ...............         (3,799,209    (2,191,337)
    Net  income (loss) ........................           565        (1,607,872)
                                                           ------         -----

Balance at end of period ......................         (3,234,091)  (3,799,209)
                                                            ------        -----

Total stockholders' equity ....................         $3,957,228     $959,645
                                                            ======        =====







The accompanying notes are an integral part of these financial statements.

Tower Tech, Inc.
Statement of Cash Flows

                                                                                        Year Ended
                                                         November 30,
                                                   1996                1995
                                                   ----                ----
Cash flows from operating activities:
   Net income (loss)                         $     565,118        $ (1,607,872)
   Adjustments to reconcile net income
     (loss) to net cash used in operating
     activities:
      Depreciation and amortization                 419,085            316,239
      Loss (gain) on disposal of equipment            2,397             (3,200)
      (Increase) decrease in accounts
      receivable                                 (2,929,140)            179,244
      Decrease (increase) in receivables
        from officers & employees                    13,472             (53,928)
      Increase in inventory                        (816,179)           (433,237)
      Decrease (increase) in prepaid expenses        59,905             (38,497)
      Increase in other assets                      (60,356)             (6,022)
      (Decrease) increase in accounts payable        (4,898)            306,703
      Increase in accrued liabilities and interest
        payable                                     209,169             417,832
      Increase (decrease) in customer deposits      129,114            (184,644)
      (Decrease) increase in billings in excess
        of cost                                  (1,011,491)            539,775
                                                ------------         -----------

Net cash used in operating activities            (3,423,804)           (567,607)
                                               ------------          -----------

Cash flows from investing activities:
   Purchases of property and equipment             (979,609)           (472,251)
   Additions to rental fleet                       (413,173)           (308,951)
   Proceeds from sale of assets                      21,426               3,200
   Increase in patent costs                        (122,188)            (42,169)
   Purchase of restricted assets                 (3,946,148)               -
                                                -----------          -----------

Net cash used in investing activities            (5,439,692)           (820,171)
                                               ------------          -----------

Cash flows from financing activities:
   Proceeds from borrowings                       13,080,026          4,462,968
   Repayments of notes payable - stockholder           -                (42,742)
   Repayments of long-term debt and capital
      lease obligations                           (6,155,851)        (2,967,347)
   Redemption of preferred stock                  (1,500,000)               -
   Proceeds from issuance of preferred stock           -                490,000
   Proceeds from common stock issuances            3,386,059                -
   Proceeds from exercise of options and warrants    609,220                -
   Payment of preferred dividends                   (164,531)           (75,000)
   Payment of bond closing costs                    (179,355)               -
                                                ------------        ------------

Net cash provided by financing activities          9,075,568          1,867,879
                                                 ------------       ------------

Net increase in cash                                 212,072            480,101

Cash at beginning of year                            638,260            158,159
                                                -------------        -----------

Cash at end of year                             $    850,332       $    638,260
                                                 ============       ============




The accompanying notes are an integral part of these financial statements.

Tower Tech, Inc.
Statement of Cash Flows (continued)



                Supplemental Disclosure of Cash Flow Information


     Cash paid for interest during the years ended November 30, 1996 and November 30, 1995 was $512,195 and $281,065, respectively.

      Supplemental Schedule of Non-Cash Investing and Financing Activities

     The Company acquired certain property, plant and equipment under capital lease obligations of $447,911, and $153,406 for the years ended November 30, 1996 and 1995, respectively.

     The Company acquired certain real estate during 1996 and 1995 by executing notes payable in the aggregate amount of $387,500 and $218,723, respectively.

     The Company converted a $350,000 note payable to it's C.E.O. and his wife to 35,000 shares of Series B preferred stock on May 15, 1995. See Note 10.

On November 30, 1995, the Company issued 150,000 shares of Series D preferred stock in exchange for a $500,000 note payable and 100,000 shares of Series A preferred stock. See Note 10.

See Note 10 for other non-cash issuances and conversions of preferred stock.





























The accompanying notes are an integral part of these financial statements.

Tower Tech, Inc.
Notes to Financial Statements


1.     General and Summary of Significant Accounting Policies

General

Tower Tech, Inc. (the "Company") has been in the business of building, repairing and upgrading conventional water cooling towers since 1985. In 1991, the Company began developing a new line of modular water cooling towers made primarily of fiberglass ("TTMT Series"). In 1993, the Company began production of the TTMT Series cooling tower, which has been introduced into both the air conditioning and industrial segments of the cooling tower market. Compact design of the modules permits them to be factory assembled, inventoried for immediate shipment, easily transported and quickly installed. The Company has also built cooling towers based on the TTMT Series modules which the Company rents for short-term or emergency use to customers. In 1995, the Company introduced a concrete water cooling tower which is constructed using the TTMT technology. The concrete towers, which are constructed using tilt-up concrete construction methods at the customer's location, are sold under fixed price contracts.

Revenue and cost recognition

Revenue from TTMT tower sales is recognized as towers are shipped to customers.

Revenues and costs under fixed price contracts for the construction of concrete towers are recognized on the percentage of completion method and are recorded based upon a ratio of costs incurred to date on the contract to total estimated costs. Contract costs include material, direct labor and other direct costs related to contract performance. Changes in job conditions, estimated profitability and final contract settlements may result in revisions to cost and income, and are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts, if any, are made in the period in which such losses are determined.

Rental towers are rented under short-term or month-to-month rental agreements and revenue is recognized when earned. Rental towers are classified as rental fleet and depreciated over their estimated useful life of five years.

Revenues from licensing agreements are recognized upon delivery of the related technology materials and are included in other operating revenue.

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all short-term investments with a maturity of three months or less to be cash equivalents.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

Property, plant and equipment

Property, plant and equipment is recorded at cost. Depreciation (which includes amortization of assets under capital leases) is provided for using the straight-line method over the estimated useful lives of the assets as follows:

Property, plant and equipment, continued

         Buildings and plant improvements                7-40 years
         Shop equipment                                  5-10 years
         Office furniture and equipment                  3-10 years
         Molds and dies                                  7-10 years
         Trucks and vehicles                                5 years
         Assets under capital lease                      5-10 years

Repairs and maintenance charges which do not increase the useful lives of assets are charged to expense as incurred.

Patents

Costs associated with obtaining patents are capitalized and amortized from the date granted over the life of the patents (17 years).

Debt issue costs

Other assets relate primarily to costs associated with the issuance of the Oklahoma Industries Authority Revenue Bonds and the $3.8 million line of credit with a bank. See Note 6. The costs are being amortized over the life of the related debt obligations.

Warranty costs

The Company provides, by a current charge to cost of goods sold, an amount it estimates will be needed to cover future warranty obligations for towers sold during the year. The accrued liability for warranty costs is included in accrued liabilities in the accompanying balance sheet.

Income taxes

The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires deferred tax liabilities or assets to be recognized for the anticipated future tax effects of temporary differences that arise as a result of the differences in the carrying amounts and tax bases of assets and liabilities.

Research and development

Costs associated with research and development of new and improved products are charged to expense as incurred.

Income (loss) per common share

Net income (loss) per common share is computed based on the weighted average number of shares of common stock outstanding plus dilutive common equivalent shares arising from the issuance of warrants and options.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.
                                      F-10

Fair value of financial instruments

The Company's financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, and debt instruments. Fair value estimates have been determined by the Company, using available market information and appropriate valuation methodologies. These estimates are subjective in nature and involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision.

The carrying value of cash and cash equivalents, trade receivables and trade payables are considered to be representative of their respective fair values, due to the short maturity of these instruments. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair market value of long-term debt and notes payable approximates their carrying value.

Concentration of credit risk

The Company sells cooling towers to customers throughout the U.S. The Company extends credit based upon an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on accounts receivable is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

Stock Options

In October 1995, the Financial Accounting Standards Board issued Statement No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation". As permitted by SFAS 123, the Company plans to continue to retain its current method of accounting for stock compensation costs and adopt the disclosure requirements of this Statement in fiscal 1997.

2.     Inventories

Inventories consist of the following at November 30:

                                       1996                           1995
                                  ----------------             -----------------

       Raw materials                 $ 2,317,411                    $ 1,404,635
       Work in process                   305,209                        211,216
       Finished goods                    296,644                        487,234
                                      ----------                   -----------

                                     $ 2,919,264                    $ 2,103,085
                                     ===========                    ===========


3.     Restricted Assets

Restricted assets consist of investments held by trustee in connection with financing obtained to fund construction of the Company's new manufacturing and office facility. See Note 4. Amounts required for obligations classified as current liabilities are reported in current assets. Investments are stated at cost which approximates market. The composition of restricted assets at November 30, 1996, is set forth in the following table:


                                                           1996
                                                           ----

       Under bond indenture agreements -
          held by trustee:

       Cash and cash equivalents                         $        3,555
       U.S. Treasury Notes                                    3,942,593
                                                            -----------

       Total restricted assets                                3,946,148

       Amount required for current liabilities                 (373,532)

       Noncurrent restricted assets                          $ 3,572,616
                                                             ===========


4.     Property, Plant and Equipment

Following is a summary of property, plant and equipment at November 30:

                                            1996                     1995
                                     ------------------        -----------------

        Building and plant improvements    $1,782,561               $ 1,229,189
        Shop equipment                        452,191                   396,566
        Office furniture and equipment        197,669                   177,325
        Molds and dies                      1,117,156                   963,342
        Trucks and vehicles                     -                        35,537
        Assets under capital lease            660,612                   212,701
        Construction in progress              564,785                    19,862
        Capitalized interest                   27,932                       -
                                       --------------            ---------------
                                            4,802,906                 3,034,522

        Accumulated depreciation           (1,028,697)                 (716,139)
                                          -----------              -------------

                                          $ 3,774,209               $ 2,318,383
                                          ===========                ===========


Construction in progress consists primarily of construction on the Company's new manufacturing and office facility in south Oklahoma City, Oklahoma. The new facility has been financed through an industrial revenue bond issuance by the Oklahoma Industries Authority in the amount of $4,405,000. See Note 6. Management estimates the Company's total investment in the new facility, which is scheduled for completion in 1997, will be approximately $7.5 million, including $1.5 million to equip the facility.

Depreciation of property, plant and equipment was $411,575 and $314,117, for the years ended November 30, 1996 and November 30, 1995, respectively, of which $297,870 and $280,807 was included in costs of good sold and constructed.

5.    Rental Fleet

The Company has a fleet of TTMT Series modular cooling towers which are available for lease under short-term and month-to-month agreements. The rental fleet is depreciated using the straight-line method over estimated useful lives of 7 to 10 years. Following is a summary of the rental fleet and accumulated depreciation at November 30:


                                         1996                         1995
                                 --------------------          -----------------
         Rental fleet                $ 1,014,578                 $    612,195
         Accumulated depreciation       (177,087)                    (111,670)
                                    ------------                   ------------

                                    $    837,491                   $   500,525
                                    ============                    ===========


6.     Long-Term Debt

The following is a summary of long-term debt at November 30:


                                                    1996               1995
                                                    ----               ----

Oklahoma  Industries  Authority Revenue Bonds,
Series 1996, principal and interest are payable
quarterly on January 1, April 1, July 1 and
October 1; interest at an average  rate of 7.28%,
final  payment is due October 1, 2007; secured
by the Company's right, title and interest in the
real estate comprising the Company's manufacturing
facility; bonds are eligible for Oklahoma Industries
Authority  Revenue  Bonds, Series  1996, principal
and  interest are payable quarterly on January 1,
April 1, July 1 and  October 1; interest at an
average rate of 7.28%, final payment is due October
1, 2007; collateralized by the Company's right
title, and interest in the real estate comprising
the Company's manufacturing  facility; bonds are
eligible for early redemption subject to certain
restrictions.                                      $ 4,405,000   $       -

Line of credit  payable to an individual; credit
limit of $2,000,000; principal and interest due
May 31, 1998; interest rate at 13%; collateralized
by accounts receivable, inventory, equipment, and
personal guarantee of the Company's C.E.O. and
his wife.                                            2,000,000            -

Notes  payable to an  individual; principal
payments of $500,000 and $1,000,000 due on May 8,
1997 and 1999, respectively; variable interest
at bank prime + 3% (11.25% at  November  30,
1996) collateralized by a first lien and right
of assignment on certain patents.                    1,500,000            -

Line of credit with a bank; credit limit of
$3,800,000; principal and interest due January 31,
1997; (subsequently extended to September 1, 1997)
interest at 30 day LIBOR plus 1% (6.50% a  November
30, 1996); collateralized by all accounts,
equipment, general intangibles, instruments,
documents and chattel paper.                          1,325,000            -

Note payable to an individual; principal and
interest due August 1, 1997; interest at 3.5%;
collateralized by real estate.                          387,500            -



                                      F-13

Notes to Financial Statements, continued

6.     Long-Term Debt, continued


                                                        1996            1995
                                                        ----            ----
Note payable to a bank; principal and interest
due April 13, 1997; variable interest at bank
prime (10% at November 30, 1996);
collateralized by real estate.                        500,000          499,970

Note payable to a bank; 35 monthly payments
of principal and interest with remaining
principal due April 15, 1998; variable
interest at bank prime (10% at November 30,
1996); collateralized by real estate.                 104,908          112,388


Note payable to an individual; principal due
May 2, 1997; interest at 15% due  quarterly;
collateralized by accounts receivable,inventory
equipment, all other chattels, patent and
personal guarantee of the Company's C.E.O.
and his wife.                                          100,000         100,000


Note payable to a bank; semi-annual payments
of principal and interest with final payment
due October 13, 1998; variable interest at
bank prime (10% at November 30, 1996);
collateralized by real estate.                         75,973           83,723

Line of credit payable to an individual; credit
limit of $1,000,000; principal and interest due
August 18, 1996; interest at 15%; collateralized
by accounts receivable, inventory, equipment,
and personal guarantee of the Company's C.E.O.
and his wife.                                              -         1,000,000

Notes payable to individuals; interest ranging from
10% - 15%; collateralized by common stock warrants,
first lien and right of assignments on certain
patents and by personal guarantee of the Company's
C.E.O. and his wife.                                        -          680,000

Line of credit payable to an individual; credit
limit of $400,000; principal due April 25, 1997;
interest due quarterly; collateralized by
accounts receivable, inventory, equipment, all
other chattels and patent rights, and personal
guarantee of the Company's C.E.O. and his wife.              -         400,000

Various notes payable to financial institutions;
principal and interest due monthly; collateralized
by vehicles and equipment.                             42,832           28,263
                                                  -------------    -------------
                                                    10,441,213        2,904,344

       Current portion                              (2,919,113)      (1,710,560)
                                                   ------------      -----------


       Long-term debt, net                         $ 7,522,100      $ 1,193,784
                                                    ===========      ===========


                                      F-14
Notes to Financial Statements, continued

6.     Long-Term Debt, continued


Principal amounts maturing on long-term debt for each year is as follows at November 30, 1996:


       1997                                           $ 2,919,113
       1998                                             2,473,101
       1999                                             1,339,677
       2000                                               359,322
       2001                                               375,000
       Thereafter                                       2,975,000
                                                       ------------

                                                       $10,441,213


7.     Obligations Under Capital Leases

The Company leases certain equipment under capital lease agreements. The equipment leases have original terms ranging from 3 to 5 years. Most equipment leases have purchase options at the end of the original lease term. Future minimum payments by year and in the aggregate under noncancelable capital leases consist of the following at November 30, 1996:

       1997                                $ 151,135
       1998                                  145,780
       1999                                  136,571
       2000                                   19,102
                                          ----------

        Total minimum lease payments         452,588
        Amount representing interest         (81,383)
                                             -------

        Present value of net minimum
          lease payments                     371,205

        Current portion                     (111,934)
                                            --------

                                            $ 259,271
                                            =========


8.     Income Taxes

Deferred tax liabilities and assets at November 30 are comprised of the following:

                                                       1996              1995
                                                       ----              ----
Deferred tax liabilities:
         Depreciation .........................       $140,351         $51,191
                                                       ------           -----

       Deferred tax assets:
         Accounts receivable allowance ........          8,546           4,013
         Warranty reserve .....................         37,740          75,400
         Other ................................         22,158           6,813
         Net operating loss carryforward ......      1,242,608       1,374,416
                                                        ------           -----

       Total deferred tax assets ..............      1,311,052       1,460,642
       Valuation allowance for deferred tax assets  (1,170,701)     (1,409,451)
                                                        ------           -----

       Net deferred tax asset .................        140,351           51,191
                                                        ------            -----

                          Net deferred taxes ..             --              --
                                                     ----------       ----------
                                                     ----------       ----------


                               F-15
Notes to Financial Statements, continued

8.     Income Taxes, continued


At November 30, 1996, the Company had a net operating loss carryforward (NOL) for regular tax purposes of approximately $3,300,000, expiring in 2009 to 2010.

SFAS 109 requires that the Company record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred income tax assets depends on the Company's ability to generate sufficient taxable income in the future. If the Company achieves sufficient profitability to utilize the NOL, the valuation allowance will be reduced resulting in a reduction of future income tax expense.

The ability of the Company to utilize the NOL carryforward to reduce future income taxes may be limited upon occurrence of certain capital stock transactions during any three-year period resulting in an aggregate ownership change of more than 50%.


9.     Related Party Transactions

R&B Enterprises ("R&B"), an affiliate of Lincoln E. Whitaker who is a director of the Company, is an independent sales representative for the Company. As a sales representative, R&B purchases products from the Company for resale and sells products as an agent for the Company on a commission basis on the same terms as other domestic sales representatives. During 1996 and 1995, R&B purchased $253,034 and $69,407, respectively, of products from the Company and earned $32,343 and $15,911, respectively, in commissions.

In December  1995,  the Company  executed a Joint Venture  Agreement with J-Tech
Enterprises, Inc. ("J-Tech"), a Florida corporation to market the Company's products in Alabama, Florida and Georgia. The Company received a 50% ownership interest in the joint venture, Tower Tech-Southeast ("TTSE"), for contributing a license to use its technology. J-Tech contributed a computer system valued at $5,000 and $35,000 cash. The Company's investment in TTSE is being accounted for using the equity method of accounting, although the Company did not record an amount for their initial contribution of technology. The agreement contains a buyout option allowing the Company to purchase the ownership interest of J-Tech under certain conditions. Sales made to TTSE amounted to $549,549 during fiscal year 1996.

The following represents the summarized financial data of TTSE:


                                             November 30, 1996
                                             -----------------
        Balance sheet data
        Assets                                   $   520,114
        Liabilities                              $   452,773
        Equity                                   $    67,341

                                              For the period ended
                                                November 30, 1996
                                                -----------------


        Statement of operations data
        Sales                                     $   751,499
        Cost of Sales                                 611,625
        Other expenses                                152,532
                                                      -------

        Net Loss                                  $   (12,658)
                                                      =======





                                      F-16
Notes to Financial Statements, continued


10.    Stockholders' Equity


At November 30, 1996, the Company had outstanding warrants and options allowing the holders to purchase a total of approximately 424,480 shares of the Company's Common Stock at an average price of $5.91 per share expiring at various periods through July 2005. These warrants and options were issued in conjunction with the initial public offering, various financing agreements with unrelated individuals and the Company's stock option plan (see Note 11). Warrants for 84,400 shares of common stock were exercised during 1996.

In January 1996, the Company sold 300,000 shares of common stock, through private placements, at a price of $4.00 per share. The Company used the proceeds of $1,200,000 for working capital and payment of debt.

In February 1996, the Company sold 350,000 shares of common stock, through a private placement, at a price of $6.60 per share. The Company used the net proceeds of $2,205,000 for (i) redemption and retirement of all the outstanding shares of Series D Preferred Stock and to repurchase certain patent rights from the holder of the Series D Preferred Stock, (ii) payment of accrued dividends on the Series B Preferred Stock and Series D Preferred Stock, and (iii) payment of certain debt obligations and all accrued interest thereon.

On May 15, 1995, the Company issued 35,000 shares of newly designated Series B Preferred Stock to Harold Curtis, C.E.O. and his wife, in exchange for $350,000 of indebtedness owed to them. The Series B Preferred Stock is entitled to cumulative quarterly dividends at the annual rate of $.75 per share and has a liquidation preference of $10 per share, plus accrued dividends. Additionally, each share of Series B Preferred Stock is convertible into two shares of Common Stock at the option of the holder and is redeemable at the option of the Company, at $10 per share. Each share of Series B Preferred Stock has the right to vote based on the shares of Common Stock into which it is convertible. On March 22, 1996, the Series B Preferred Stock was converted into 70,000 shares of common stock.

On June 20, 1995, the Company issued 130,667 shares of newly designated Series C Preferred Stock in exchange for $490,000. The Series C Preferred Stock is not entitled to quarterly dividends and has a liquidation preference of $3.75 per share. Additionally, each share of Series C Preferred Stock is convertible into one share of Common Stock. Each share of Series C Preferred Stock has the right to vote based on the shares of Common Stock into which it is convertible. The Series C Preferred Stock was redeemed in exchange for Series E Preferred Stock in December 1995. The Series E Preferred Stock is entitled to cumulative dividends at the annual rate of $.46 per share, or $60,000 in the aggregate, payable monthly. Each share of Series E Preferred Stock may be converted into one share of common stock at the election of the holder at any time after July 1, 1996. In April 1996, the Series E Preferred Stock was purchased in exchange for the issuance of 130,667 shares of common stock and $18,941.

On November 30, 1995, the Company issued 150,000 shares of newly designated Series D Preferred Stock to an unrelated partnership in exchange for $500,000 of indebtedness owed to the partnership and redemption of the Series A Preferred Stock. The Series D Preferred Stock is entitled to cumulative quarterly dividends at the annual rate of $1.50 per share and has a liquidation preference of $10 per share, plus accrued dividends. Additionally, each share of Series D Preferred Stock is convertible into two shares of Common Stock at the option of the holder and is redeemable at the option of the Company, at $10 per share. Each share of Series D Preferred Stock has the right to vote based on the shares of Common Stock into which it is convertible. On March 22, 1996 the Company redeemed the 150,000 shares of Series D Preferred Stock for $10 per share.

11.    Stock Option Plan


In October 1996, the Company amended the Tower Tech, Inc. 1993 Stock Option Plan (the "Plan"). Under the Plan, up to 500,000 shares of common stock may be issued pursuant to the exercise of options. The Plan is administered by a committee consisting of at least two members of the Board of Directors who are not employees of the Company. The committee has not established a fixed formula for awarding options under the Plan. Options under the Plan can be in the form of incentive stock options or nonqualified stock options. The exercise price for nonqualified stock options issued under the Plan may be for more or less than the fair market value of the common stock at the time an option is granted. The exercise price for incentive stock options must be equal to the fair market value of the common stock at the time the options are granted. Vested options may be exercised after five years of employment or upon termination from the Company. The following represents stock option activity for the periods ended November 30, 1996 and 1995:

                                             Number of       Option Prices
                                              Shares            Per Share


        Exercised during the year:
           1995
           1996                                 6,880      $        6.25
        Granted during 1995                    71,480      $        6.25
        Granted during 1996                    75,680      $ 6.25 - 7.38
        Cancellations during 1996              14,720      $        6.25
        Outstanding at November 30, 1995      156,800      $        6.25
        Outstanding at November 30, 1996      210,880      $ 6.25 - 7.38


At November 30, 1996, no options were exercisable.

12.     Commitments and Contingent Liabilities

In July 1993, the Company entered into an agreement with a vendor to purchase all reinforced plastic components and dies from the vendor for the next five years. In October 1996, the Company extended their secured credit agreement with the vendor whereby the Company will be extended credit not to exceed $1,200,000 for the purchase of components ($619,000 outstanding and included in accounts payable at November 30, 1996). The credit agreement is for a term of 6 months and is collateralized by purchased inventory, personal guaranty of the Company's C.E.O. and a pledge of 150,000 shares of Company common stock owned by the Company's C.E.O. Payment terms require payment of all invoices within 30 days of invoice date.

On April 5, 1994, the Company executed a vendor agreement with another vendor whereby the Company has committed to purchase, annually (measured from agreement date), a minimum of $1,500,000 of cooling tower fill and drift eliminators from the vendor. If the Company does not meet the minimum purchase amount in any one year, the vendor agreement will be extended in time by the percentage amount of the shortage added in months to the original length of the agreement. Management believes that the minimum purchase amount will be met through normal operations over the term of the agreement (5 years).

During the time the Company was redesigning and refining the TTMT Series cooling tower, the Company incurred costs associated with correcting problems with and retrofitting towers which had been shipped to customers. Included in cost of goods sold and constructed for the years ended November 30, 1996 and 1995 are $358,016 and $779,000, respectively, of expense to retrofit and service towers previously sold. The Company has recorded a liability for estimated warranty costs of $100,000 and $200,000 at November 30, 1996 and 1995, respectively. Management believes the warranty reserve is sufficient to cover future warranty costs.

13.   Licensing Agreements


During 1996 and 1995, the Company entered into certain license agreements with various foreign cooling tower companies. The license agreements grant the licensees an exclusive, nontransferable right and license to manufacture, develop and promote cooling towers, using the Company's technology in specified regions, such as India, Southeast Asia, South America, South Africa, and the Mediterranean area. Under the agreements, the Company earns an initial fixed, nonrefundable technology transfer fee upon delivery of the technology materials. Fees earned during the year ended November 30, 1996 totaled $839,983. On certain agreements, the Company also earns continuing royalties for all Licensed Products promoted by the licensee.

The agreements with two foreign cooling tower companies give the Company an option to purchase 49% of a company set up to market cooling towers using the TTMT technology. At November 30, 1996, the Company has not exercised these options.

                               INDEX TO EXHIBITS


                                                                         PAGE
 10.4  Loan Agreement between Tower Tech, Inc., and Oklahoma Industries
          Authority, dated October 1, 1996 ............................  E-2

 23.1  Consent of Coopers & Lybrand L.L.P..............................  E-37

 23.2  Consent of Price Waterhouse LLP.................................  E-38