Form 10QSB
period 1997-02-28
TOWER TECH INC
filed 1997-04-14
CIK 913034

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

[  X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934 [No Fee Required]

                     For the period ended February 28, 1997

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

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.
Common Stock      $.001 par value         3,370,368 shares as of April 9, 1997

                                      INDEX

                                TOWER TECH, INC.

Part I.    Financial Information

Item 1.    Financial Statements (Unaudited)

           Balance Sheet -- February 28, 1997

           Statement of Operations --Three months ended February 28, 1997 and February 29, 1996

           Statement of Cash Flows --Three months ended February 28, 1997 and February 29, 1996

           Notes to Financial Statements -- February 28, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II.   Other Information

Item 6.    Exhibits and Reports on Form 8K

Signatures

                                TOWER TECH, INC.

                            BALANCE SHEET (UNAUDITED)



                                                            February 28, 1997
Assets
Current assets:
    Cash                                                     $       325,713
    Accounts receivable, net of allowance
        for doubtful accounts of $22,645                           6,694,833
    Receivables from officers and employees                           49,429
    Cost and estimated earnings in excess of
        billings on uncompleted contracts                            385,604
    Inventory                                                      2,793,158
    Restricted assets - current                                      469,580
    Prepaid expenses                                                 106,913
                                                                     -------

        Total current assets                                      10,825,230

Property, plant and equipment, net                                 4,598,613
Rental fleet, net                                                    850,199
Restricted assets - long-term                                      2,823,495
Patents, net                                                         173,876
Other assets                                                         239,541
                                                                     -------

        Total Assets                                             $19,510,954
                                                                 ===========

Liabilities and Stockholders' Equity
Current liabilities:
    Current maturities of long-term debt                           $2,610,352
    Current maturities of obligations under capital lease             114,604
    Accounts payable                                                3,054,567
    Accrued liabilities                                               717,555
    Interest payable                                                   51,170
                                                                       ------

        Total current liabilities                                   6,548,248
                                                                    ---------

Long-term debt, net                                                 8,340,282
                                                                    ---------
Obligations under capital lease                                       259,688
                                                                      -------

Stockholders' equity:
    Common stock, $.001 par value; 10,000,000 shares
        authorized; 3,370,368 shares issued and outstanding              3,371
    Capital in excess of par                                         7,187,948
    Deficit                                                         (2,828,583)
                                                                    ----------

        Total stockholders' equity                                   4,362,736
                                                                     ---------

        Total liabilities and stockholders' equity                 $19,510,954
                                                                   ===========


     The accompanying notes are an integral part of these financial statements.

                                TOWER TECH, INC.

                       STATEMENT OF OPERATIONS (UNAUDITED)

                                                      Three Months Ended
                                                  February 28,    February 29,

                                                     1997            1996
Sales and other operating revenue:
    Tower sales ..............................   $ 4,566,931    $ 2,707,530
    Concrete tower ...........................       556,565        378,173
    Tower rentals ............................        59,444         59,963
    Other tower revenue ......................       203,167         57,483
                                                     -------         ------

        Total tower revenue ..................     5,386,107      3,203,149

    Other operating revenue ..................       270,000        339,983
                                                     -------        -------

        Total revenues .......................     5,656,107      3,543,132
                                                   ---------      ---------

Costs and expenses:
    Cost of goods sold and constructed .......     4,315,723      2,630,999
    General and administrative ...............       367,845        357,094
    Selling expenses .........................       281,756        241,561
    Research and development .................       143,839         34,506
                                                     -------         ------

        Total cost and expenses ..............     5,109,163      3,264,160
                                                   ---------      ---------

        Income from operations ...............       546,944        278,972
                                                     -------        -------

Other income (expense):
    Interest .................................      (159,967)      (107,836)
    Miscellaneous ............................        18,531         13,739
                                                      ------         ------

        Total other income (expense) .........      (141,436)       (94,097)
                                                    --------        -------

Income before income taxes ...................       405,508        184,875

Income taxes .................................           -              -
                                                     -------        -------

Net income ...................................       405,508        184,875

Dividends on preferred shares ................           -          (62,812)
                                                     -------        -------


Net income applicable to common shares .......   $   405,508    $    122,063
                                                 ===========    ============

Weighted average shares outstanding - primary
    and fully diluted ........................     3,566,078       2,537,858
                                                   =========       =========

Net income per common share - primary
    and fully diluted ........................   $      0.11    $       0.05
                                                 ===========    ============


     The accompanying notes are an integral part of these financial statements.

                                TOWER TECH, INC.

                       STATEMENT OF CASH FLOWS (UNAUDITED)

                                                         Three Months Ended
                                                    February 28,    February 29,
                                                        1997            1996

Cash flows from operating activities:
    Net income ...................................   $   405,508    $   184,875
Adjustments to reconcile net income
  to net cash used by operating activities:
    Depreciation and amortization ................       128,714         79,950
    Increase in accounts receivable ..............    (1,668,697)      (367,229)
    Decrease in cost in excess of billings .......        86,112           --
    Decrease (increase) in inventory .............       126,106       (266,920)
    Increase in prepaid expenses .................       (78,459)       (34,418)
    Decrease in other assets .....................         8,857           --
    Increase in accounts payable .................       499,825        134,366
    Decrease in billings in excess of costs.......          --         (117,605)
    Decrease in interest payable and accrued
    liabilities...................................       (88,109)      (130,778)
    Decrease in deposits .........................      (129,114)          --
                                                         --------       --------

Net cash used by operating activities ............      (709,257)      (517,759)
                                                        --------       --------

Cash flows from investing activities:
    Purchase of property and equipment ...........      (870,492)      (157,051)
    Decrease in restricted assets .  .............       653,073           --
    Additions to rental fleet ....................       (42,502)       (11,866)
    Purchase of patents ..........................       (17,718)       (72,625)
                                                         -------        -------

Net cash used in investing activities ............      (277,639)      (517,759)
                                                        --------       --------

Cash flows from financing activities:
    Proceeds from borrowings .....................     1,000,000        557,464
    Repayments of long-term debt .................      (537,723)    (1,579,841)
    Proceeds from issuances of common stock ......          --        3,384,687
    Redemption of preferred stock ................          --       (1,500,000)
    Preferred stock dividends ....................          --         (164,531
                                                       ---------      ---------

Net cash provided by financing activities ........       462,277        697,779
                                                         -------        -------

Net decrease in cash .............................      (524,619)       (61,522)

Cash at beginning of period ......................       850,332        638,260
                                                         -------        -------

Cash at end of period ............................   $   325,713    $   576,738
                                                     ===========    ===========


     The accompanying notes are an integral part of these financial statements.

                                TOWER TECH, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.    Interim Financial Statements

      The balance sheet as of February 28, 1997, and the related statement of operations for the three month period ended February 28, 1997 and February 29, 1996 and the statement of cash flows for the three month period ended February 28, 1997 and February 29, 1996 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

      These financial statements and notes are presented as permitted by Form 10-QSB and should be read in conjunction with the Company's financial statements and notes included in the annual report on Form 10-KSB.

2.    Recently Issued Accounting Pronouncement

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"). FAS 128 will change the computation, presentation and disclosure requirements for earnings per share. FAS 128 requires presentation of "basic" and "diluted" earnings per share, as defined, on the face of the income statement for all entities with complex capital structures. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior period earnings per share amounts. The Company has not yet determined the impact that FAS 128 will have on its earnings per share when adopted.

3.    Licensing Agreement

      In February 1997, the Company entered into a license agreement with Tecno Procesos Industriales, S.A., ("Tecno"). The agreement grants Tecno the exclusive right to sell the Company's modular concrete cooling tower product in the Republic of Mexico. The agreement requires Tecno to pay a royalty based on the net promotional value on projects containing the Company's technology subject to certain minimum royalties in the second and third years. The term of the agreement is for three years. The Company earned an initial nonrefundable license fee of $250,000.

4.    Subsequent Events

      In March 1997, the Company entered into a promissory note for $500,000. The note bears interest at 13% due quarterly. Principal is due in full a maturity, March 26, 1998. The note is collateralized by certain patents.

      The Company has extended the maturity date of a $500,000 note payable to May 8, 1999. Additionally, the Company reduced its $500,000 line of credit with Chickasha Bank to $400,000 and extended the maturity to October 9, 1998. The other terms of the notes will remain the same.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Three Months Ended February 28, 1997 Compared to Three Months Ended February 29, 1996

         For the three months ended February 28, 1997, total tower revenues increased to $5,386,107 from $3,203,149 for the comparable period in the prior year. During the current three month period, 85 percent of total tower revenues was derived from sales of 107 modular fiberglass cooling towers, 10 percent of total tower revenues was derived from construction of the modular concrete tower, 1 percent of total tower revenues was derived from rental of modular fiberglass cooling towers and 4 percent of total tower revenues was derived from other revenues. In the comparable three month period of 1996, 84 percent of total tower revenues was derived from sales of 73 modular fiberglass cooling towers, 12 percent of total tower revenues was derived from construction of the modular concrete tower, 2 percent of total tower revenues was derived from rental of modular cooling towers, and 2 percent of total tower revenues was derived from other tower revenues. Other tower revenues consist primarily of modular tower parts sales and service. The increase in fiberglass tower revenues for 1997 is due not only to the increase in the quantity of units sold but also due to the sales of larger capacity, more expensive units. Other operating revenues for the three months ended February 28, 1997 includes technology transfer fees which were realized as a result of a license agreement with Tecno Procesos Industriales covering the Republic of Mexico. This technology transfer fee continues to demonstrate the Company's ability to capitalize on the technology it develops. The Company is in the business of developing technology for the cooling tower industry and marketing that technology, either directly or in the form of products such as its TTMT Series cooling tower.

         The Company's cost of goods sold and constructed during the three-month period ended February 28, 1997, was $4,315,723, or 80 percent of total tower revenues, as compared to $2,630,999 or 82 percent of total tower revenues during the comparable period in 1996. The increase in cost of goods sold and constructed during the first quarter of 1997 resulted from increased production and sales of both of the modular fiberglass and concrete cooling towers. During the three month period ended February 28, 1997, the Company expended $144,000 to retrofit and service towers previously sold. This compares to expenditures of $206,000 during the comparable period in the prior year. Design changes have been made and quality control systems have been implemented which management believes will continue to reduce such expenditures in future periods.

         The three month period ended February 28, 1997 reflected a 3 percent increase in general and administrative expenses from $357,094 in 1996 to $367,845 in 1997. The increase is due mainly to the addition of office staff and related expenses. Selling expenses increased from $241,561 to $281,756 due to increased sales and marketing efforts for both the TTMT Series and the concrete modular cooling towers. The increase over 1996 is due mainly to increased salaries expense related to the increase in the sales and marketing staff. Increases were also incurred in travel and related expenses, due to increased participation at national and international trade shows, international joint venture and license agreements, direct customer calls and presentations to engineering firms across the United States. Increases were also incurred in costs related to increased telemarketing efforts. Management expects the increased investment in selling expenses to have a continued positive impact on revenues in future periods. Research and development expenses increased from $34,506 in the first quarter of 1996 to $143,839 in the first quarter of 1997 due to continued research on techniques, processes and products that will reduce the initial costs of both the concrete and fiberglass towers as well as increase efficiencies. Although the Company has no fixed research and development budget, management does expect to continue to research refinements in cooling tower design and construction.

         The Company's income from operations for the three months ended February 28, 1997 was $546,944 as compared to $278,972 for the comparable period in the prior year. After interest expense and miscellaneous items, the Company's net income was $405,508 compared to $184,875 for the quarter ended February 29, 1996. The increase in the Company's net income reflects the Company's success in developing and marketing its technology and products both nationally and internationally.

         Currently, the Company's estimated backlog exceeds $6,000,000 including a total of five contracts for the modular concrete cooling towers totaling $3,000,000. Three concrete tower contracts are scheduled for completion in the second quarter of 1997 and the remaining two contracts are projected to start and complete in the last half of 1997. Interest in this product has continued to increase dramatically in both the United States and internationally. The estimated backlog for the modular fiberglass cooling towers is scheduled for delivery in the second quarter of 1997 with the exception of $400,000 which is scheduled for delivery in last half of 1997.


Liquidity and Capital Resources

         At February 28, 1997, the Company had working capital of $4,276,982 as compared to working capital of $3,147,126 at November 30, 1996. Improvement in the Company's liquidity resulted from profitable operations and financing activities. The Company's cash flow provided by and used in its operating, investing and financing activities during first quarter 1997 and 1996 are as follows:

                                 1997                            1996

Operating activities           ($709,257)                      ($517,759)
Investing activities           ($277,639)                      ($241,542)
Financing activities            $462,277                        $697,779



         The Company's capital requirements for its continuing operations consist of its general working capital needs, scheduled payments on its debt obligations, and capital expenditures. Management anticipates that the Company's operating activities will require cash during 1997, which primarily relates to the anticipated growth in receivables and inventory levels to support expanding sales. The Company tries to minimize its inventory of component parts, although minimum order requirements of some suppliers can cause inventory levels to fluctuate from period to period. Similarly, management attempts to manage accounts receivable to increase cash flow, but it is anticipated that accounts receivable will increase as sales increase. Other significant variances in working capital items can also be expected. Also, the Company's concrete construction projects will have a greater effect on working capital requirements in the future. At February 28, 1997, costs in excess of billing and estimated earnings on uncompleted contracts were $385,604 as compared to net billings in excess of costs and estimated earnings on uncompleted concrete construction projects of $422,170 at February 29, 1996. Normally, concrete construction projects provide for progress payments of the contract price with a retainage of 10 to 15 percent payable after completion of the project.

         Scheduled principal payments on capital leases will total approximately $114,604 over the next twelve months. In addition, $2,610,352 of the Company's debt will become due and payable during the next twelve months.

         Substantially all of the Company's planned capital expenditures during the next three to five months will be related to the new facility being constructed by the Company in south Oklahoma City. The manufacturing facility is approximately 45 percent complete and is expected to be completed in June 1997. Management estimates that the Company's total investment in the facility will be approximately $7.5 million, including $1.5 million to equip the facility. Of the total capital required for the plant, approximately $4.4 million was derived from a loan from the Oklahoma Industries Authority (OIA), and $1.8 million was derived from a loan from Boatmen's Bank, and approximately $1.5 million is expected to be derived from loans for plant equipment. The industrial revenue bonds were issued by the OIA in October 1996. The bonds pay interest only for the first twelve months out of an interest reserve fund of $238,000 set aside from the bond proceeds. After the first twelve months, the bonds are payable in quarterly installments of principal and interest in the amount of $157,000. A debt service reserve fund of $157,000 was also set aside from the bond proceeds. The balance of the bond proceeds, less issuance costs, are available to fund construction of the facility. The OIA holds a mortgage on the facility to secure payment of the bond indebtedness. The Boatmen's Bank loan was intended to provide $1.8 million of temporary financing for the project. Accordingly, the Company intends to obtain permanent funding for this amount and is evaluating alternative sources of capital. Management expects that some or all of the required capital will be obtained through the sale of common stock or other debt/equity placements. At this time, the Company has not identified a specific source of additional capital.

       The Company has secured loans with noncommercial lenders totaling $3,600,000 to finance its working capital needs, of which $3,600,000 was outstanding at February 28, 1997. Interest rates and payment terms are as follows:


           Loan             Interest          Interest           Maturity
          Amount              Rate             Payable             Date
      ----------------     ------------     --------------     --------------

       $1,000,000               13%           Quarterly           5/31/98
       $1,000,000            11.25%           Quarterly            5/8/99
       $  500,000            11.25%           Quarterly            5/8/99
       $  100,000               15%           Quarterly            5/2/97

       Management also has secured a line of credit at Chickasha Bank in the amount of $500,000 for short term cash flow needs, of which $500,000 was outstanding at February 28, 1997. This line of credit bears interest at the bank's base floating rate, which was 10% at February 28, 1997. On April 10, 1997, the Company reduced this line of credit to $400,000 and extended the maturity to October 9, 1998. The principal and interest are due at maturity. In December 1995, the Company secured financing in the amount of $294,505 to acquire extrusion equipment to produce the water collection system for the cooling towers. Previously these parts were out-sourced. However, to insure quality and an uninterrupted supply, the Company made the decision to bring this manufacturing process in-house. This note is payable monthly and matures in January 2000. In August 1996, the Company secured a real estate mortgage in the amount of $387,500 to finance the acquisition of the property in south Oklahoma City for the new plant expansion. Principal and interest at 3.5% is due August 1, 1997 and will be paid with proceeds from the OIA loan. In September 1996, the Company secured a line of credit at Boatmen's Bank in the amount of $3,800,000, of which $1,825,000 was outstanding at February 28, 1997. Of the credit facility, $2,000,000 is to be used for general working capital needs, $1,500,000 will be used to fund the Company's commitment to the expansion in south Oklahoma City, and $300,000 is earmarked for down payments on equipment to be acquired in conjunction with the plant and office expansion. Interest on this line of credit is due monthly and the principal is due September 1, 1997.

       In April 1995, the Company secured a real estate mortgage in the amount of $116,000 to finance the acquisition of property adjacent to its existing facilities to be used as offices. Principal and interest on this mortgage is due in monthly payments of $1,555 with the remaining principal and interest due April 15, 1998. This mortgage bears interest at the bank's base floating rate, which was 10 percent at February 28, 1997. In October 1995, the Company obtained another mortgage loan in the amount of $83,723 secured by real estate. The loan bears interest at the bank's floating rate, which was 10 percent at February 28, 1997, and is payable semi-annually, and matures on October 12, 1998. In April 1996, the Company secured an $1,200,000 credit arrangement with one of its major vendors to fund materials purchased from the vendor of which $817,000 was included in accounts payable at February 28, 1997.

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

                                     PART II


Item 6.  Exhibits and Reports on Form 8-K.

       (a)        The following exhibits have been filed as part of this report:

                  Exhibit No.             Description

                        3.1-1 Amended and Restated Certificate of Incorporation of Tower Tech, Inc.

                        3.1              Amended Bylaws of Tower Tech, Inc.

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

                        4.7              Omitted

                        4.8              Omitted

                        4.9              Omitted

                        4.10-6 Registration Rights Agreement, dated February 2, 1996, among Tower Tech, Inc., Lancer LP, Michael Taglich, and Robert Taglich.

                        10.1-8 Promissory Note between Tower Tech, Inc., and Campbell, Hurley, Campbell and Campbell, dated August 1, 1996.

                        10.2-4           Loan Agreement between Tower Tech, Inc.
                                         and Chickasha Bank & Trust Co., dated
                                         March 23, 1995

                        10.3-8 Promissory Note between Tower Tech, Inc., and Boatmen's Bank, dated September 26, 1996.

                        10.4-9           Loan Agreement between Tower Tech, Inc.
                                         and Oklahoma Industries Authority dated
                                         October 1, 1996

                         10.5             Omitted

                         10.6             Omitted

                         10.7             Omitted

                         10.8-1 Executive Employment Agreement between Harold Curtis and Tower Tech, Inc., dated September 1, 1993

                         10.9-1 Agreement by and between Morrison Molded Fiber Glass Co., and Tower Tech, Inc., made effective July 26 1993, regarding the purchase by Tower Tech, Inc. of certain pultruded components from Morrison Molded Fiber Glass Company

                         10.10-1          U. S. Patent No. 5,143,657 entitled
                                          FLUID DISTRIBUTOR issued September 1,
                                          1992

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

                         10.20            Omitted

                         10.21            Omitted

                         10.22            Omitted

                         10.23-2 Promissory Note between Tower Tech, Inc. and Electrical Constructors, Inc., dated April 15, 1994

                         10.24-2 Warrant Certificate, dated July 27, 1994, between Electrical Constructor and Tower Tech, Inc., entitling Electrical Constructors to purchase 50,000 shares of Tower Tech, Inc.'s common stock, $.001 par value

                         10.25-2 Note between Tower Tech, Inc., as Maker, and Electrical Constructors, as Payee, dated July 27, 1994

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

                         10.28            Omitted

                         10.29-4 Promissory Note between Tower Tech, Inc. and Chickasha Bank & Trust Co., dated April 10, 1995

                         10.30            Omitted

                         10.31-5 Warrant Certificate, dated April 25, 1995, between J. David Bronstad and Tower Tech, Inc., entitling J. David Bronstad to purchase 40,000 shares of Tower Tech, Inc.'s common stock, $.001 par value

                         10.32-5 Warrant Certificate, dated April 25, 1995, between James McDonald and Tower Tech, Inc., entitling James McDonald to purchase 10,000 shares of Tower Tech, Inc.'s common stock, $.001 par value

                         10.33-5 Security Agreement between Tower Tech Inc. and J. David Bronstad dated April 25, 1995

                         10.34-5 Security Agreement between Tower Tech, Inc. and James McDonald dated April 25, 1995

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

                         10.37-5 Promissory Note between Tower Tech, Inc. and J. David Bronstad, dated May 2, 1995

                         10.38-5 Promissory Note between Tower Tech, Inc., and J. David Bronstad, dated June 14, 1995

                         10.39-5 Promissory Note between Tower Tech, Inc., and J. David Bronstad, dated June 27, 1995

                         10.40-5 Promissory Note between Tower Tech, Inc., and Electrical Constructors, dated September 12, 1995.

                         10.41-6 Promissory Note between Tower Tech Inc., and Chickasha Bank. & Trust dated October 13, 1995.



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

9 Incorporated by reference from the same numbered exhibit to Form 10-KSB for the year ended November 30, 1996.

          (b) The Company did not file any reports on Form 8-K during the quarter ended February 28, 1997.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                TOWER TECH, INC.
                                  (Registrant)

Date:  April 14, 1997             ss/ HAROLD CURTIS

                                  Harold Curtis, Chief Executive Officer
                                  --------------------------------------

Date:  April 14, 1997             ss/CHARLES D. WHITSITT

                                  Charles D. Whitsitt, Chief Financial Officer
                                  --------------------------------------------