Form 10QSB
period 1997-03-31
TOWER TECH INC
filed 1997-07-11
CIK 913034

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                        For the period ended May 31, 1997

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
(State or other jurisdiction of      (I.R.S. EmployerIdentification No.)
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

     Check whether the issuer has filed all documents and reports required to be filed by Section-12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes _____ No______

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. Common Stock $.001 par value 3,375,488 shares as of July 10, 1997



                                      INDEX

                                TOWER TECH, INC.

Part 1.  Financial Information

Item 1.  Financial Statements (Unaudited)

         Balance Sheet -- May 31, 1997

         Statement of Operations -- Three months ended May 31, 1997 and 1996, and six months ended May 31, 1997 and 1996

         Statement of Cash Flows -- Six months ended May 31, 1997 and 1996

         Notes to Financial Statements -- May 31, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part 2.  Other Information

Item 1.  Exhibits and Reports on Form 8-K

Signatures

                                TOWER TECH, INC.
                            BALANCE SHEET (UNAUDITED)

                                                          May 31, 1997
Assets
Current assets:
  Cash                                                      $  351,982
  Accounts receivable, net of allowance
    for doubtful accounts of $22,645                         6,404,553
  Receivables from officers and employees                       55,128
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                          509,749
  Inventory                                                  2,944,845
  Restricted assets                                            543,164
  Prepaid expenses                                             142,038

    Total current assets                                    10,951,459

  Property, plant and equipment, net                         5,893,103
  Rental fleet, net                                          1,702,873
  Restricted assets                                          1,823,049
  Patents                                                      193,170
  Other assets                                                 242,313
                                                            ------------

    Total current assets                                   $ 20,805,967
                                                            ============

Liabilities and Stockholders' Equity
Current liabilities:
  Current maturiti                                        $   2,748,722
  Current maturities of obligations under capital lease         119,460
  Accounts payable                                            3,663,304
  Accrued liabilities                                           614,859
  Interest payable                                              159,173
  Customer deposits                                               4,144
                                                            ------------

     Total current assets                                     7,309,662

Long-term debt, net                                           8,589,169

Obligations                                                     236,944

Stockholders' equity:
  Common stock, $.001 par value; 10,000,000 shares
    authorized; 3,375,488 shares issued and
    outstanding                                                   3,376
  Capital in excess of par                                    7,219,943
  Deficit                                                    (2,553,127)
                                                            ------------

     Total stockholders' equity                                4,670,192
                                                             ------------

                                                            $ 20,805,967
                                                             ============



   The accompanying notes are an integral part of these financial statements.


                                TOWER TECH, INC.
                       STATEMENT OF OPERATIONS (UNAUDITED)

                                                    Three Months Ended
                                              May 31,                May 31,
                                               1997                   1996
Sales and other operating revenue:
   Tower sales                           $   3,351,615          $   3,627,777
   Concrete tower sales                      1,105,489              2,112,393
   Tower rentals                               324,880                224,239
   Other tower revenue                         287,604                150,051
                                            ------------          -------------

      Total tower revenue                    5,069,588              6,114,460
                                            ------------          -------------

Costs and expenses:
   Cost of goods sold and constructed        3,918,558              4,889,983
   General and administrative                  295,031                355,351
   Selling expenses                            291,029                224,416
   Research and development                    124,311                122,858
                                            -------------          ------------

                                             4,628,929              5,592,608
                                            -------------         -------------

   Income from operations                       440,659                521,852
                                            -------------         -------------

Other income (expense):
   Interest, net                               (178,731)               (91,305)
   Miscellaneous                                 13,528                 21,663
                                            -------------         -------------

                                               (165,203)               (69,642)
                                            -------------         -------------

Income before income taxes                       275,456                452,210

Income taxes                                       -                      -
                                            --------------        -------------

Net income                                  $    275,456           $    452,210
                                            ============           ============

Weighted average shares outstanding-primary    3,512,710              3,224,866
                                            ============           ============

Net income per common share-primary         $        .08           $        .14
                                            =============          ============

Weighted average shares outstanding-
   fully diluted                               3,518,689              3,224,866
                                            =============          ============

Net income per common share-
   fully diluted                            $       .08            $        .14
                                            ==============         ============


   The accompanying notes are an integral part of these financial statements.


                                TOWER TECH, INC.
                       STATEMENT OF OPERATIONS (UNAUDITED)

                                                      Six Months Ended
                                                May 31,                May 31,

                                                 1997                   1996
Sales and other operating revenue:

   Tower sales                              $  7,918,545           $  6,335,306
   Concrete tower sales                        1,662,054              2,490,566
   Tower rentals                                 384,324                284,202
   Other tower revenue                           490,771                207,534
                                            ------------           -----------

     Total tower revenue                      10,455,694              9,317,608

   Other operating revenue                       270,000                339,983
                                             ------------            -----------

                                              10,725,694              9,657,591
                                             ------------           ------------
Costs and expenses:
   Cost of goods sold and constructed          8,234,280              7,521,449
   General and administrative                    662,875                712,445
   Selling expenses                              572,785                465,977
   Research and development                      268,150                157,364
                                             ------------          -------------

                                               9,738,090              8,857,235
                                             ------------           ------------

   Income from operations                        987,604                800,356
                                              ------------          ------------

Other income (expense):
   Interest                                     (338,698)              (199,141)
   Miscellaneous                                  32,059                 35,870
                                             ------------          -------------

                                                (306,639)              (163,271)
                                             -------------         -------------

Income before income taxes                       680,965                637,085

Income taxes                                       -                      -
                                             -------------         -------------

Net income                                 $     680,965          $     637,085
                                            =============          =============

Weighted average shares outstanding-
  primary                                      3,536,931              2,883,239
                                            =============          =============

Net income per common share-primary        $         .19         $          .22
                                           ==============          =============

Weighted average shares outstanding-
  fully diluted                                3,536,931              3,398,719
                                            =============          =============

Net income per common share-
  fully diluted                            $         .19         $          .22
                                          ===============        ===============



   The accompanying notes are an integral part of these financial statements.


                                TOWER TECH, INC.
                       STATEMENT OF CASH FLOWS (UNAUDITED)

                                                        Six Months Ended
                                                 May 31,                May 31,
                                                  1997                   1996
Cash flows from operating activities:
  Net income                                    $   680,965         $   637,085
  Adjustments to reconcile net income to net
   cash provided (used) by operating activities:
     Depreciation and amortization               279,992                186,550
     Increase in accounts receivable          (1,384,116)            (1,552,765)
     Increase in costs in excess of billings     (38,033)              (563,381)
     Increase in inventory                       (25,581)              (823,272)
     Increase in prepaid expenses               (113,584)               (53,330)
     Increase in other assets                      6,085                  -
     Increase in accounts payable              1,108,562                939,239
     (Decrease) increase in interest payable
       and accrued liabilities                   (82,802)               128,660
      Decrease in billings in excess of costs      -                   (272,258)
      Decrease in deposits                      (124,970)                 -

                                              ------------          ------------

Net cash provided (used) by operating
  activities                                     306,518             (1,373,472)
                                              ------------          ------------

Cash flows from investing activities:
   Purchase of property and equipment         (2,263,066)              (334,662)
   Decrease in restricted assets                1,579,935                 -
   Additions to rental fleet                    (930,237)               (50,101)
   Increase in patent costs                      (40,195)              (104,939)
                                            -------------           ------------

Net cash used in investing activities         (1,653,563)              (489,702)
                                            -------------           ------------

Cash flows from financing activities:
   Proceeds from borrowings                    2,135,000              2,795,463
   Repayments of long-term debt               (1,318,305)            (2,489,609)
   Proceeds from exercise of options              32,000                  -
   Proceeds from common stock issuances         -                     3,465,747
   Redemption of preferred stock                -                    (1,500,000)
   Payment of preferred dividends               -                      (164,531)
                                            ------------            ------------

Net cash provided by financing activities        848,695              2,107,070
                                            -------------            -----------

Net increase (decrease) in cash                 (498,350)               243,896

Cash at beginning of period                      850,332                638,260
                                            -------------           ------------

Cash at end of period                       $    351,982           $    882,156
                                             ============           ============



   The accompanying notes are an integral part of these financial statements.



                                TOWER TECH, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.    Interim Financial Statements

      The balance sheet as of May 31, 1997, and the related statements of operations for the three month and six month periods ended May 31, 1997 and 1996 and the statement of cash flows for the six month period ended May 31, 1997 and 1996 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

      These financial statements and notes are presented as permitted by Form 10-QSB and should be read in conjunction with the Company's financial statements and notes included in the annual report on Form 10-KSB.

2.     Subsequent Debt Offering

         In May 1997, the Company commenced a private placement of a minimum of $3 million and a maximum of $6 million of 10% Convertible Subordinated Debentures ("Debentures"). By the end of June, the Company had issued Debentures in the aggregate principal amount of $3,822,000, yielding net proceeds of $3,475,000. The Company expects to complete the Debenture placement during the third quarter. The Debentures bear interest at 10%, which is payable semiannually, and mature on June 30, 2000. The principal balance of each
Debenture is convertible into shares of common stock at a price of $9.00 per share at the option of each Debenture holder or at the option of the Company if the closing price of the common stock is at least 175% of the conversion price for 20 of 30 consecutive trading days and certain other conditions are satisfied. The Company used approximately $1,850,000 to repay a short-term bank loan including accrued interest. Accordingly, the principal balance of $1,825,000 was classified as long-term debt at May 31, 1997. The Company intends to use the balance of the net proceeds for capital expenditures associated with the Oklahoma City manufacturing facility and for working capital. A portion of the net proceeds may also be used to pay other indebtedness.

 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

   Three Months Ended May 31, 1997 Compared to Three Months Ended May 31, 1996
   ___________________________________________________________________________

         Total tower revenues were $5,069,588 for the three months ended May 31, 1997, compared to $6,114,460 for the comparable period in the prior year. During the current three month period, 66% of total tower revenues was derived from sales of 86 modular fiberglass cooling towers, 22% of total tower revenues was derived from construction of the new modular concrete towers, 6 % of total tower revenues was derived from rental of modular fiberglass cooling towers, and 6% of total tower revenues was derived from other tower revenues. In the comparable three month period of 1996, 59% of revenues was derived from sales of 83 modular fiberglass cooling towers, 35% of total tower revenues was derived from construction of the new modular concrete towers, 4% of revenues was derived from rental of modular fiberglass cooling towers, and 2% of total tower revenues was derived from other tower revenues. Other tower revenue consists primarily of modular tower parts sales and service. The decrease in tower sales revenue for 1997 is due to the sales of smaller capacity, less expensive units. The decrease in concrete tower revenue is due to the decrease in the number and size of jobs completed and in process for 1997.

         The Company's cost of goods sold and constructed during the three month period ended May 31, 1997, was $3,918,558 or 77% of total tower revenue as compared to $4,889,983 or 80% of total tower revenue during the comparable period in 1996. The decrease in cost of goods sold and constructed is due primarily to decreased sales of the modular fiberglass cooling tower and construction of the modular concrete tower. The Company has experienced an improvement in gross margins in the fiberglass cooling tower line which management believes is the result of wider recognition of the technological and operating advantages of the Company's product over competing products. The Company is able to capitalize on these factors rather than competing based solely on price. In the concrete line, the Company sees moderate improvement in gross margins but is still incurring unexpectedly high construction costs due to the recent introduction of the product. Management expects that gross margins on concrete projects will continue to show improvement in the next several quarters and will eventually be consistent with gross margins realized on the Company's fiberglass cooling tower line. During the three-month period ended May 31, 1997, the Company expended $106,399 to retrofit and service fiberglass towers previously sold and $27,756 of warranty costs on concrete towers. Comparable costs in 1996 were $114,776 to retrofit and service fiberglass towers and $7,354 of warranty costs on concrete towers. In 1995, design changes were made and a complete quality control system was implemented which management believes will continue to control such expenditures in future periods. Management believes that the previously established reserve of $100,000 is sufficient to cover future costs to retrofit and service towers previously sold.

         In the three month period ended May 31, 1997, general and administrative expenses decreased from $355,351 in 1996, to $295,031 in 1997. The decrease is due mainly to an increase in allocation of certain expenses to selling and marketing activities. Selling expenses increased from $224,416 for the three months ended May 31, 1996 to $291,029 for the three months ended May 31, 1997, due primarily to the increase in allocation of certain expenses as previously stated. Research and development expenses were $124,311 compared to $122,858 in the second quarter of 1996. Management expects to continue to research refinements in cooling tower design and construction. Although the Company has no fixed research and development budget, such costs are anticipated to continue at current levels.

         The Company's income from operations for the three months ended May 31, 1997, was $440,659 as compared to $521,852 for the comparable period in the prior year. After interest expense and miscellaneous items, the Company's net income was $275,456 as compared to $452,210 for the quarter ended May 31, 1996.

         Currently, the estimated backlog is $6,500,000 including a total of eight contracts for the modular concrete cooling towers totaling $2,500,000. Five concrete tower contracts are scheduled for completion in the third quarter of 1997 and the remaining contracts are projected to start and be completed by the first quarter of 1998. Interest in this product has continued to increase dramatically in both the United States and international markets. Sixty-five percent of the backlog for the modular fiberglass cooling towers is scheduled for delivery in the third quarter of 1997, with the balance scheduled for delivery in the fourth quarter of 1997.


     Six Months Ended May 31, 1997 Compared to Six Months Ended May 31, 1996
     _______________________________________________________________________

         For the six months ended May 31, 1997, total tower revenues increased to $10,455,694 from $9,317,608 for the comparable period in the prior year. During the current six month period 75% of total tower revenues was derived from sales of 193 modular fiberglass cooling towers, 16% of total tower revenues was derived from construction of the new modular concrete cooling towers, 4% of total tower revenues was derived from rental of modular fiberglass cooling towers, and 5% of total tower revenues was derived from other tower revenue. In the comparable six month period in 1996, 68% of total tower revenues was derived from sales of 156 modular cooling towers, 27% of total tower revenues was derived from construction of modular concrete towers, 3% of total tower revenues was derived from rental of modular cooling towers, and 2% of total tower revenues were derived from other tower revenue. Other tower revenues consist primarily of modular tower parts sales and service. The increase in fiberglass tower sales revenues for 1997 is due to the increase in the quantity of units sold. The decrease in concrete tower revenue is due to the decrease in the number and size of jobs completed and in process. Other tower revenue consists primarily of modular tower parts sales and service. Other operating revenue for the six months ended May 31, 1997, consists of technology transfer fees of $270,000 which were realized as a result of license agreements with Tecno Procesos Industriales covering the Republic of Mexico. These technology transfer fees demonstrate the Company's ability to capitalize on the technology it develops. The Company is in the business of developing technology for the cooling tower industry and marketing that technology, either directly or in the form of products such as its TTMT Series cooling tower.

         The Company's cost of goods sold and constructed during the six-month period ended May 31, 1997, was $8,234,280 or 79% of total tower revenues as compared to $7,521,449 or 81% during the comparable period in 1996. The increase in cost of goods sold and constructed during the first six months of 1997 resulted from increased production and sales of the modular fiberglass cooling towers. Included in cost of goods sold for the six month period ended May 31, 1997, is $249,200 to retrofit and service towers previously sold. This compares to six-month retrofit and warranty costs of $160,027 during the same period in 1996. In 1995, design changes were made and a complete quality control system was implemented which management believes will control such expenditures in future periods.

         The six month period ended May 31, 1997 reflected a 7% decrease in general and administrative expenses from $712,445 in 1996 to $662,875 in 1997. The decrease is due mainly to an increase in allocation of certain expenses to selling and marketing activities. Selling expenses increased from $465,977 to $572,785. The increase is due in part to the increase in allocation of certain expenses as stated above and in part to continued increase in sales and marketing efforts for both the fiberglass and concrete cooling towers. Management expects increased investment in selling expenses to have a continued positive impact on revenues in future periods. Research and development expenses increased from $157,364 in the first six months of 1996 to $268,150 in the first six months of 1997. Management expects to continue to conduct research to develop refinements in cooling tower design and construction. Although the Company has no fixed research and development budget, such costs are anticipated to continue at current levels.

         The Company's income from operations for the six months ended May 31, 1997, was $987,604 as compared to income from operations of $800,356 for the comparable period in the prior year. After interest expense and miscellaneous items, the Company's net income was $680,965 compared to a net income of $637,085 for the six months ended May 31, 1996. The increase in the Company's net income reflects the Company's success in developing and marketing of its technology and products both nationally and internationally.


Liquidity and Capital Resources

         At May 31, 1997, the Company had working capital of $3,641,797 as compared to working capital of $4,276,982 at February 28, 1997. Change in the Company's liquidity during the second quarter resulted primarily from the increase in current maturities of long-term debt and the increase in accounts payable and accrued expenses. The Company's cash flow provided by and (used in) its operating, investing, and financing activities during the first six months of 1997 and 1996 are as follows:

                                           1996                      1997
                                         -------                   -------
  Operating activities               $      306,518             $ (1,475,191)
  Investing activities               $   (1,653,563)            $   (489,702)
  Financing activities               $      848,695             $  2,208,789


         The Company's capital requirements for its continuing operations consist of its general working capital needs, scheduled payments on its debt obligations and capital expenditures. Management anticipates that the Company's operating activities will require cash during 1997, which primarily relates to the anticipated growth in receivables and inventory levels to support expanding sales. The Company tries to minimize its inventory of component parts, although minimum economical order levels of some parts can cause inventory levels to fluctuate from period to period. Similarly, management attempts to manage accounts receivable to increase cash flow, but it is anticipated that accounts receivable will increase as sales increase. Other significant variances in working capital items can also be expected. Also, the Company's concrete construction projects will continue to contribute to fluctuations in working capital in the future. At May 31, 1997, costs in excess of billings and estimated earnings on uncompleted contracts were $509,749 as compared to costs in excess of billings and estimated earnings on uncompleted concrete construction projects of $385,604 at February 28, 1997. Generally, concrete construction projects provide for progress payments of the contract price with a retainage of 10% to 15% payable after completion of the project.

         Scheduled principal payments on capital leases will total approximately $119,460 over the next twelve months. In addition, $4,573,722 of the Company's debt will become due and payable during the next twelve months.

         Substantially all of the Company's budgeted capital expenditures during the last two quarters of 1997 will be related to the new manufacturing and office facilities being constructed by the Company in south Oklahoma City. The manufacturing facility is approximately 80% complete and is expected to be completed in August 1997. The size of the manufacturing facility has been expanded from a planned 80,000 square feet to approximately 100,000 square feet. The estimated cost of the manufacturing facility has also increased to approximately $8.0 million, including approximately $3.5 million for equipment and tooling and a computer system. Construction of the accompanying office facility has been delayed until the Company obtains additional financing to begin its construction. Most of the increased size and cost of the manufacturing facility is attributable to management's plans to begin producing parts used in the TTMT Series cooling towers. Currently, the Company purchases these parts from an outside supplier. Management believes that product costs can be reduced by producing these parts in-house. However, the Company may incur unforeseen costs and production problems, particularly in the short term, in bringing this process in-house.

         Of the total capital required for the manufacturing facility, approximately $4.405 million has been financed with a loan from the Oklahoma Industries Authority (the "OIA"), discussed below. In June 1997, the additional capital necessary to complete the manufacturing facility was obtained through the private placement of 10% Convertible Subordinated Debentures ("Debentures"). The Company is evaluating proposals from potential lenders for financing the plant equipment, tooling and computer system. However, none of the loan proposals commit a lender to make a loan to the Company, and there is no assurance that the Company will be able to obtain the necessary capital. The industrial revenue bonds were issued by the OIA in October 1996. The bonds require payments of interest only for the first nine months out of an interest reserve fund of $238,000 set aside from the bond proceeds. Beginning October 1, 1997, the bonds are payable in quarterly installments of principal and interest of approximately $157,000. A debt service reserve fund of $157,000 was also set aside from the bond proceeds. The balance of the bond proceeds, less issuance costs, is available to fund construction of the facility. The OIA holds a mortgage on the facility to secure payment of the bond indebtedness.

         The Company has secured loans with noncommercial lenders totaling $4,100,000 to finance its capital and working capital needs, of which $4,100,000 was outstanding at May 31, 1997. Interest rates and payment terms are as follows:

              Loan           Interest         Interest          Maturity
             Amount            Rate            Payable            Date
         ---------------    ------------    --------------     -----------
            $ 2,000,000             13%       Quarterly           5/31/98
            $ 1,000,000          11.25%       Quarterly            5/8/99
            $   500,000          11.25%       Quarterly            5/8/99
            $   500,000             13%       Quarterly           3/25/99
            $   100,000             13%       Quarterly            5/2/99

         Management also has secured a line of credit at Chickasha Bank in the amount of $400,000 for short-term cash flow needs, $400,000 of which was outstanding at May 31, 1997. This line of credit bears interest at the bank's base floating rate, which was 10% at May 31, 1997. The principal and interest are due October 9, 1998. In December 1995, the Company secured financing in the amount of $294,505 to acquire extrusion equipment to produce the water collection system for the cooling towers. Previously these parts were out-sourced. However, to insure quality and an uninterrupted supply, the Company made the decision to bring this manufacturing process in-house. This note is payable monthly and matures in January 2000. In August 1996, the Company secured a real estate mortgage in the amount of $387,500 to finance the acquisition of the property in south Oklahoma City which is the site for the new manufacturing facility. Principal and interest at 3.5% are due August 1, 1997 and will be paid with proceeds from the OIA loan. In April 1995, the Company secured a real estate mortgage in the amount of $116,000 to finance the acquisition of property adjacent to its existing facilities to be used as offices. Principal and interest on this mortgage is due in monthly payments of $1,555 with the remaining principal and interest due April 15, 1998. This mortgage bears interest at the bank's base floating rate, which was 10.25% at May 31, 1997. In October 1995, the Company obtained another mortgage loan in the amount of $83,723 secured by real estate. The loan bears interest at the bank's floating rate, which was 10.25% at May 31, 1997, and is payable semi-annually, and matures on October 12, 1998. In April 1996, the Company secured an $1,200,000 credit arrangement with one of its major vendors to fund materials purchased from the vendor of which $1,070,000 was included in accounts payable at May 31, 1997.

         In May 1997, the Company commenced a private placement of a minimum of $3 million and a maximum of $6 million of Debentures. By the end of June, the Company had issued Debentures in the aggregate principal amount of $3,822,000, yielding net proceeds of $3,475,000. The Company expects to complete the Debenture placement during the third quarter. The Debentures bear interest at 10%, which is payable semiannually, and mature on June 30, 2000. The principal balance of each Debenture is convertible into shares of common stock at a price of $9.00 per share at the option of each Debenture holder or at the option of the Company if the closing price of the common stock is at least 175% of the conversion price for 20 of 30 consecutive trading days and certain other conditions are satisfied. The Company used approximately $1,850,000 to repay a short-term bank loan including accrued interest. Accordingly, the principal balance of $1,825,000 was classified as long-term debt at May 31, 1997. The Company intends to use the balance of the net proceeds for capital expenditures associated with the Oklahoma City manufacturing facility and for working capital. A portion of the net proceeds may also be used to pay other indebtedness.

         The Company believes it has sufficient capital resources to fund its working capital requirements and to make scheduled payments on its debt obligations for at least the next four quarters, other than the principal payments on debt which will mature during the next twelve months. Management anticipates that the Company will be able to renew or replace its debt obligations as they mature. As discussed above, the Company needs additional capital to fund its planned capital expenditures. There is no assurance that the Company will be able to obtain such additional capital. Substantial growth beyond that expected by management could increase the Company's capital requirements and require it to obtain additional capital to maintain its growth.


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


Item 6.  Exhibits and Reports on Form 8-K.

    (a)  The following exhibits have been filed as part of this report:

         Exhibit No.        Description
         -----------        -----------

            3.1-1 Amended and Restated Certificate of Incorporation of Tower Tech, Inc.

            3.2-1            Amended Bylaws of Tower Tech, Inc.

            3.3-1            Amendment to Bylaws

            4.1              Form of 10% Subordinated Convertible Debenture

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

            4.8              Omitted

            4.9              Omitted

            4.10-6 Registration Rights Agreement, dated February 2, 1996, among Tower Tech, Inc., Lancer LP, Michael Taglich, and Robert Taglich.

            10.1-8 Promissory Note between Tower Tech, Inc., and Campbell, Hurley, Campbell and Campbell, dated August 1, 1996.

            10.2-4 Loan Agreement between Tower Tech, Inc. and Chickasha Bank & Trust Co., dated March 23, 1997

            10.3-8 Promissory Note between Tower Tech, Inc., and Boatmen's Bank, dated September 26, 1996.

            10.4-9 Loan Agreement between Tower Tech, Inc., and Oklahoma Industries Authority dated October 1, 1996

            10.5 Form of Debenture Purchase Agreement among the Company, Taglich Brothers, D'Amadeo Wagner & Company, Incorporated and various lenders.

            10.6             Omitted

            10.7             Omitted

            10.8-1 Executive Employment Agreement between Harold Curtis and Tower Tech, Inc., dated September 1, 1993

            10.9-1 Agreement by and between Morrison Molded Fiber Glass Co., and Tower Tech, Inc., made effective July 26, 1993, regarding the purchase by Tower Tech, Inc. of certain pultruded components from Morrison Molded Fiber Glass Company

            10.10-1 U. S. Patent No.5,143,657 entitled FLUID DISTRIBUTOR issued September 1, 1992

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

           10.26-2           Warrant Certificate, dated August 18, 1994, betwee
                             J. David Bronstad and Tower Tech, Inc., entitling
                             J. David Bronstad to purchase 100,000 shares of Tower Tech, Inc.'s common stock, $.001 par value

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

            10.35-5 Promissory Note between Tower Tech, Inc. and Chickasha Bank & Trust Co., dated March 3, 1995

            10.36-5 Promissory Note between Tower Tech, Inc. and James McDonald, dated May 2, 1995

            10.37-5          Promissory Note between Tower Tech, Inc. and J.
                             David Bronstad, dated May 2, 1995

            10.38-5          Promissory Note between Tower Tech, Inc., and J.
                             David Bronstad, dated June 14, 1995

            10.39-5          Promissory Note between Tower Tech  Inc., and J.
                             David Bronstad, dated June 27, 1995

            10.40-5 Promissory Note between Tower Tech, Inc., and Electrical Constructors, dated September 12, 1995.

            10.41-6 Promissory Note between ower Tech, Inc., and Chickasha Bank. & Trust dated October 13, 1995.


1 Incorporated by reference from the same numbered exhibit to Registration Statement No. 33-69574-FW, as filed with the Commission on September 29, 1993, as amended.

2 Incorporated by reference from the same numbered exhibit to Form 10-QSB for the quarter ended August 31, 1994.

3 Incorporated by reference from the same numbered exhibit to Form 10-KSB for the year ended November 30, 1994.

4 Incorporated by reference from the same numbered exhibit to Form 10-QSB fo the quarter ended May 31, 1995.

5 Incorporated by reference from the same numbered exhibit to Form 10-QSB fo the quarter ended August 31, 1995.

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

      (b) The Company did not file any reports on Form 8-K during the quarter ended May 31, 1997.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            TOWER TECH, INC.
                                            (Registrant)

Date:  July 11, 1997                ss/HAROLD CURTIS
                                    ----------------------------------------
                                    Harold Curtis, President


Date:  July 11, 1997                ss/CHARLES D. WHITSITT
                                    -----------------------------------------
                                    Charles D. Whitsitt, Chief Financial Officer