Form 10QSB/A
period 1997-05-31
TOWER TECH INC
filed 1997-07-30
CIK 913034

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB/A
                                  Amendment #1
(Mark One)

     [ X ] QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
           EXCHANGE ACT OF 1934 [No Fee Required]

                        For the period ended May 31, 1997

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

              For the transition period from . . . . . . . . . . .

                         Commission file number 1-12556

                                TOWER TECH, INC.
                 (Name of small business issuer in its charter)

         O                                           73-1210013
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)


Rural Route 3, Post Office Box 1838, Chickasha, Oklahoma             73023
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





                                TOWER TECH, INC.
                              NOTE TO AMENDMENT #1

This amendment is filed to correct the statement of operations for the six months ended May 31, 1996, for the omission of dividends on preferred shares of $62,812 and net income per common share-primary and net income per common share-fully diluted.

                                TOWER TECH, INC.
                       STATEMENT OF OPERATIONS (UNAUDITED)

                                                       Six Months Ended
                                                May 31,                May 31,
                                                 1997                   1996
Sales and other operating revenue:
    Tower sales                             $  7,918,545           $  6,335,306
    Concrete tower sales                       1,662,054              2,490,566
    Tower rentals                                384,324                284,202
    Other tower revenue                          490,771                207,534
                                            -------------          -------------

        Total tower revenue                   10,455,694              9,317,608

    Other operating revenue                      270,000                339,983
                                           --------------         --------------

                                              10,725,694              9,657,591
                                             ------------           ------------
Costs and expenses:
    Cost of goods sold and constructed         8,234,280              7,521,449
    General and administrative                   662,875                712,445
    Selling expenses                             572,785                465,977
    Research and development                     268,150                157,364
                                            -------------          -------------

                                               9,738,090              8,857,235
                                             ------------           ------------

    Income from operations                       987,604                800,356
                                            -------------         --------------

Other income (expense):
    Interest                                    (338,698)              (199,141)
    Miscellaneous                                 32,059                 35,870
                                           --------------        ---------------

                                                (306,639)              (163,271)
                                           --------------         --------------

Income before income taxes                       680,965                637,085

Income taxes                                       -                      -
                                           --------------         --------------

Net income                                       680,965                637,085

Less dividends on preferred shares              -                       (62,812)
                                          ---------------         --------------

Net income applicable to common shares     $     680,965          $     574,273
                                            =============          =============

Weighted average shares outstanding-
   primary                                     3,536,931              2,883,239
                                            =============          =============

Net income per common share-primary        $         .19          $         .20
                                            =============          =============

Weighted average shares outstanding-
  fully diluted                                3,536,931              3,398,719
                                            =============          =============

Net income per common share-
  fully diluted                          $           .19          $         .17
                                            =============          =============



      The accompanying notes are an integral part of these financial statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     TOWER TECH, INC.
                                                     (Registrant)

Date:  July 28, 1997           ss/HAROLD CURTIS
                               -------------------------------------
                               Harold Curtis, Chief Executive Officer

Date:  July 28, 1997           ss/CHARLES D. WHITSITT
                               -------------------------------------
                               Charles D. Whitsitt, Chief Financial Officer