Form 10QSB
period 1997-08-31
TOWER TECH INC
filed 1997-10-15
CIK 913034

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

    [ X ] QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
          EXCHANGE ACT OF 1934 [No Fee Required]

                      For the period ended August 31, 1997

    [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934 [No Fee Required]

              For the transition period from . . . . . . . . . . .

                         Commission file number 1-12556

                                TOWER TECH, INC.
                 (Name of small business issuer in its charter)

         Oklahoma                                     73-1210013
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)


Rural Route 3, Post Office Box 1838, Chickasha, Oklahoma         73023
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

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date
Common Stock $.001 par value             3,526,311 shares as of October 10, 1997

                                      INDEX

                                TOWER TECH, INC.

PART 1.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Balance Sheet -- August 31, 1997

           Statement of  Operations -- Three months ended August 31,  1997 and
                                       1996, and nine months ended August 31,
                                       1997 and 1996

           Statement of Cash Flows --  Nine months ended August 31, 1997 and
                                       August 31, 1996

           Notes to Financial Statements -- August 31, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART 2.    OTHER INFORMATION

Item 1.    Exhibits and Reports on Form 8-K

Signatures

                                TOWER TECH, INC.
                            BALANCE SHEET (UNAUDITED)

                                                             August 31, 1997

Assets
Current assets:
    Cash                                                      $  1,418,805
    Accounts receivable, net of allowance
        for doubtful accounts of $22,645                         5,913,945
    Notes receivable, current                                      100,200
    Receivables from officers and employees                         55,920
    Costs and estimated earnings in excess of
        billings on uncompleted contracts                          219,047
    Inventory                                                    3,618,471
    Restricted assets                                              614,493
    Prepaid expenses                                               135,404
                                                               --------------

        Total current assets                                     12,076,285

    Property, plant and equipment, net                            7,729,515
    Rental fleet, net                                             2,015,748
    Restricted assets                                                76,765
    Patents, net                                                    199,485
    Notes receivable, non-current                                   524,800
    Other assets                                                    746,455
                                                               --------------

                                                               $ 23,369,053

Liabilities and Stockholders' Equity
Current liabilities:
    Current maturities of long-term debt                     $      813,872
    Current maturities of obligations under capital lease           122,345
    Accounts payable                                              2,819,597
    Accrued liabilities                                             435,511
    Interest payable                                                173,663
                                                               --------------

Total current liabilities                                         4,364,988

Long-term debt, net                                              12,659,283

Obligations under capital lease                                     208,784

Stockholders' equity:
    Common stock, $.001 par value; 10,000,000 shares
        authorized; 3,526,311 shares issued and outstanding           3,526
    Capital in excess of par                                      8,082,294
    Deficit                                                      (1,949,822)
                                                               --------------

        Total stockholders' equity                                 6,135,998

                                                                $ 23,369,053



The accompanying notes are an integral part of these financial statements.

                                TOWER TECH, INC.
                       STATEMENT OF OPERATIONS (UNAUDITED)

                                                     Three Months Ended
                                              August 31,             August 31,
                                                 1997                   1996

Sales and other operating revenue:
    Tower sales                             $  1,634,734           $  2,260,771
    Concrete tower sales                         612,024              1,638,262
                                                 755,301                202,535
    Other tower revenue                        1,025,657                298,587
                                            -------------         --------------

        Total tower revenue                    4,027,716              4,400,155

    Other operating revenue                      250,000                250,000
                                           --------------         --------------

                                               4,277,716              4,650,155
                                            -------------          -------------

Costs and expenses:
    Cost of goods sold and constructed         2,616,053              3,418,716
    General and administrative                   366,507                384,953
    Selling expenses                             309,180                252,781
    Research and development                     255,364                 94,215
                                            -------------          -------------

                                               3,547,104              4,150,665
                                            -------------          -------------

    Income from operations                       730,612                499,490
                                            -------------          -------------

Other income (expense):
    Interest                                    (164,055)              (134,160)
    Miscellaneous                                 36,748                 23,929
                                           --------------          -------------

                                                (127,307)              (110,231)
                                           --------------          -------------

Income before income taxes                       603,305                389,259

Income taxes                                      -                        -
                                           --------------          -------------

Net income                                 $     603,305          $     389,259
                                            =============          =============

Weighted average shares outstanding-
   primary                                     3,462,271              3,527,428
                                            =============          =============

Net income per common share - primary      $         .17          $         .11
                                            =============         ==============

Weighted average shares outstanding-
   fully diluted                               3,462,271              3,528,312
                                            =============          =============

Net income per common share-
   fully diluted                           $         .17          $         .11
                                           ==============         ==============



The accompanying notes are an integral part of these financial statements.

                                TOWER TECH, INC.
                       STATEMENT OF OPERATIONS (UNAUDITED)

                                                     Nine Months Ended
                                              August 31,             August 31,
                                                 1997                   1996

Sales and other operating revenue:
    Tower sales                             $  9,555,308           $  8,596,077
    Concrete tower sales                       2,274,078              4,128,828
    Tower rentals                              1,139,625                486,737
    Other tower revenue                        1,514,401                506,121
                                             ------------           ------------

        Total tower revenue                   14,483,412             13,717,763

    Other operating revenue                      520,000                589,983
                                             ------------           ------------

                                              15,003,412             14,307,746
                                             ------------           ------------
Costs and expenses:
    Cost of goods sold and constructed        10,850,333             10,940,165
    General and administrative                 1,029,383              1,097,399
    Selling expenses                             881,965                718,757
    Research and development                     523,515                251,579
                                             ------------           ------------

                                              13,285,196             13,007,900
                                             ------------           ------------

    Income from operations                     1,718,216              1,299,846
                                             ------------           ------------

Other income (expense):
    Interest                                    (502,753)              (333,300)
    Miscellaneous                                 68,807                 59,798
                                             -------------         -------------

                                                (433,946)              (273,502)
                                             -------------         -------------

Income before income taxes                     1,284,270              1,026,344

Income taxes                                        -                      -
                                             -------------         -------------

Net income                                     1,284,270              1,026,344

Less dividends on preferred shares                  -                   (62,812)
                                             -------------         -------------

Net income applicable to common shares      $  1,284,270          $     963,532
                                             ============          =============

Weighted average shares outstanding-primary    3,533,419              3,150,373
                                             ============          =============

Net income per common share-primary         $        .36           $        .31
                                            =============          =============

Weighted average shares outstanding-
   fully diluted                               3,533,419              3,240,797
                                            =============          =============

Net income per common share-
   fully diluted                           $         .36           $        .30
                                           ==============          =============



The accompanying notes are an integral part of these financial statements.

                                TOWER TECH, INC.
                       STATEMENT OF CASH FLOWS (UNAUDITED)

                                                      Nine Months Ended
                                              August 31,             August 31,
                                                 1997                   1996

Cash flows from operating activities:
    Net income                              $  1,284,270           $  1,026,344
Adjustments to reconcile net income
      to net cash used by operating activities:
        Depreciation and amortization            437,705                303,522
        Loss on sale of assets                      -                     2,397
        Increase in notes receivable            (625,000)                  -
        Increase in accounts receivable         (894,300)            (1,718,126)
        Decrease (increase) in costs in excess
           of billings                           252,669               (896,666)
        Increase in inventory                   (699,207)            (1,013,000)
        Increase in prepaid expenses            (106,950)               (16,626)
        Decrease in other assets                  25,777                   -
        Increase in accounts payable             264,855                202,810
        (Decrease) increase in interest payable
          and accrued liabilities               (247,660)               274,080
        Decrease in billings in excess of costs     -                  (481,400)
        Decrease in deposits                    (129,114)                  -
                                           --------------          -------------

Net cash used operating activities              (436,955)            (2,316,665)
                                            -------------          -------------

Cash flows from investing activities:
    Purchase of property and equipment        (4,214,531)              (635,961)
    Decrease in restricted assets              3,254,890                   -
    Additions to rental fleet                 (1,279,657)              (350,191)
    Proceeds from sale of assets                    -                    11,226
    Increase in patent costs                     (49,828)              (118,866)
                                            -------------          -------------

Net cash used in investing activities         (2,289,126)            (1,093,792)
                                            -------------          -------------

Cash flows from financing activities:
    Proceeds from borrowings, net of costs     9,533,682              5,190,461
    Repayments of long-term debt              (7,133,629)            (3,812,426)
    Proceeds from exercise of warrants
      and options                                 894,501                  -
    Proceeds from common stock issuances             -                3,734,997
    Redemption of preferred stock                    -               (1,500,000)
    Payment of preferred dividends                   -                 (164,531)
                                             ------------           ------------

Net cash provided by financing activities      3,294,554              3,448,501
                                             ------------           ------------

Net increase in cash                             568,473                 38,044

Cash at beginning of period                      850,332                638,260
                                             ------------           ------------

Cash at end of period                       $  1,418,805           $    676,304
                                             ============           ============



The accompanying notes are an integral part of these financial statements.

                                TOWER TECH, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



1.    Interim Financial Statements

      The balance sheet as of August 31, 1997, and the related statements of operations for the three month and nine month periods ended August 31, 1997 and 1996 and the statement of cash flows for the nine month period ended August 31, 1997 and 1996 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

      These financial statements and notes are presented as permitted by Form 10-QSB and should be read in conjunction with the Company's financial statements and notes included in the annual report on Form 10-KSB.

2.     Recently Issued Accounting Pronouncement

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earning Per Share
      ("FAS 128"). FAS 128 will change the computation, presentation and disclosure requirements for earnings per share. FAS 128 requires presentation of "basic" and "diluted" earnings per share, as defined, on the face of the income statement for all entities with complex capital structures. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior period earnings per share amounts. The Company has determined that FAS 128 will not have a material impact on its earnings per share when adopted.

3.     Licensing Agreement

      In August 1997, the Company entered into a license agreement with Tower Tech de Mexico S.A., (the "Licensee"). The agreement grants the Licensee the exclusive right to sell the Company's modular fiberglass cooling tower product in the Republic of Mexico. The agreement requires the Licensee to pay a royalty based on the net promotional value on projects containing the Company's technology subject to certain minimum royalties in the second and third years. The term of the agreement is for three years. The Company earned an initial license fee of $250,000.

4.    Issuance of Convertible Debentures

      In June 1997, the Company consummated a private placement of $6 million of 10% Convertible Subordinated Debentures ("Debentures"), yielding net proceeds of approximately $5,467,000. The Debentures bear interest at 10%, which is payable semiannually, and mature on June 30, 2000. The principal balance of each Debenture is convertible into shares of common stock at a price of $8.75 per share at the option of the Debenture holder or at the option of the Company if certain conditions exist.

5.    Subsequent Events

     In September 1997, the Company entered into a loan agreement with the City of Oklahoma City under which a HUD Section 108 loan in the amount of $1.25 million is available to the Company for start-up expenses of the manufacturing facility and associated working capital requirements. Initially, the loan bears interest at 20 basis points above the LIBOR rate, adjusted monthly and payable quarterly. When HUD provides permanent financing, the interest rate becomes fixed at the rate charged by HUD to the City. Principal and interest are payable quarterly based on an eight-year amortization period. The loan is collateralized by a second mortgage on the manufacturing facility.

     In September 1997, the Company extended the maturity of three notes totaling approximately $550,000, for one to two years. The other terms of the notes will remain the same.

Management's Discussion and Analysis of Financial Condition and Results of Operations

                             Results of Operations

Three Months Ended August 31, 1997 Compared to Three Months Ended
August 31, 1996

         Total tower revenues were $4,027,716 for the three months ended August 31, 1997, compared to $4,400,155 in the same period in the prior year. During the current three month period, 41% of total tower revenues was derived from sales of 54 modular fiberglass cooling towers, 15% of total tower revenues was derived from design and construction of the new modular concrete towers, 19% of total tower revenues was derived from rental of modular fiberglass cooling towers, and 25% of total tower revenues was derived from other tower revenues. In the comparable three month period of 1996, 51% of revenues was derived from sales of 57 modular fiberglass cooling towers, 37% of total tower revenues was derived from design and construction of the new modular concrete towers, 5% of revenues was derived from rental of modular fiberglass cooling towers, and 7% of total tower revenues was derived from other tower revenues. Other tower revenues consist primarily of modular tower parts sales and service, with the addition of accessory equipment, water treatment equipment and water treatment chemicals in the current year. The decrease in fiberglass tower sales revenues for 1997 is due to the sales of smaller capacity, less expensive units, coupled with a small decline in the number of units sold. The decrease in concrete tower revenue is due to the decrease in the number and size of jobs completed and in process for 1997. The increase in other tower revenue is due mainly to the sale of proprietary parts to licensees. Other operating revenue for the three months ended August 31, 1997, consists of a technology transfer fee realized from an international license agreement for the Republic of Mexico. Technology transfer fees continue to demonstrate the Company's ability to capitalize on the technology it develops. The Company is in the business of developing technology for the cooling tower industry and marketing that technology either directly or in the form of products such as its TTMT Series cooling towers.

         The Company's cost of goods sold and constructed during the three month period ended August 31, 1997, was $2,616,053 or 65% of total tower revenues as compared to $3,418,716 or 78% of total tower revenues during the comparable period in 1996. The decrease in cost of goods sold and constructed is due primarily to decreased sales of the modular fiberglass cooling tower and construction costs of the modular concrete tower. Higher margin during the current period is due mainly to the change in the revenue mix. The Company has experienced an improvement in gross margins in the fiberglass cooling tower line which management believes is the result of wider recognition of the technological and operating advantages of the Company's product over competing products. The Company is able to capitalize on these factors rather than competing based solely on price. In the concrete line, the Company sees moderate improvement in gross margins but is still incurring higher construction costs due to the recent introduction of the product. Management expects that gross margins on concrete projects will continue to show improvement in the next several quarters and will eventually be consistent with gross margins realized on the Company's fiberglass cooling tower line. During the three-month period ended August 31, 1997, the Company expended $81,000 to retrofit and service fiberglass towers previously sold and $38,000 of warranty costs on concrete towers. Comparable costs in 1996 were $76,000 to retrofit and service fiberglass towers and $5,800 warranty costs on concrete towers. In 1995, design changes were made and a complete quality control system was implemented which management believes will control such expenditures in future periods. Management believes that the previously established reserve of $100,000 is sufficient to cover future costs to retrofit and service towers previously sold.

         In the three month period ended August 31, 1997, general and administrative expenses decreased from $384,953 in 1996, to $366,507 in 1997. The decrease is due mainly to an increase in allocation of certain expenses to selling and marketing activities. Selling expenses increased from $252,781 for the three months ended August 31, 1996 to $309,180 for the three months ended August 31, 1997, due to the increase in allocation of certain expenses as previously stated plus an increase in sales staff. Research and development expenses were $255,364 compared to $94,215 in the third quarter of 1996. Management expects to continue to research refinements in cooling tower design and construction. Although the Company has no fixed research and development budget, such costs are anticipated to continue at current levels.

         The Company's income from operations for the three months ended August 31, 1997, was $730,612 as compared to $499,490 for the comparable period in the prior year. After interest expense and miscellaneous items, the Company's net income was $603,305 as compared to $389,259 for the quarter ended August 31, 1996.

         Currently, the estimated backlog is $8,100,000 including a total of six contracts for the modular concrete cooling towers totaling $3,600,000 which are projected to be completed by March 1998. Interest in this product has continued to increase in both the United States and international markets. Sixty-two percent of the backlog for the modular fiberglass cooling towers is scheduled for delivery in the fourth quarter of 1997, with the balance scheduled for delivery evenly in the first and second quarters of 1998.


Nine Months Ended August 31, 1997 Compared to Nine Months Ended August 31, 1996

         For the nine months ended August 31, 1997, total tower revenues increased to $14,483,412 from $13,717,763 for the comparable period in the prior year. During the current nine month period, 66% of total tower revenues was derived from sales of 247 modular fiberglass cooling towers, 16% of total tower revenues was derived from design and construction of the new modular concrete cooling towers, 8% of total tower revenues was derived from rental of modular fiberglass cooling towers, and 10% of total tower revenues was derived from other tower revenue. In the comparable nine month period in 1996, 63% of total tower revenues was derived from sales of 213 modular cooling towers, 30% of total tower revenues was derived from design and construction of modular concrete towers, 3% of total tower revenues was derived from rental of modular cooling towers, and 4% of total tower revenues were derived from other tower revenue. Other tower revenues consist primarily of modular tower parts sales and service, with the addition of accessory equipment, water treatment equipment and water treatment chemicals in the current year. The increase in fiberglass tower revenues for 1997 is due to the increase in the quantity of units sold. The decrease in concrete tower revenue is due to the decrease in the number and size of jobs completed and in process. The increase in other tower revenue is due mainly to the sale of proprietary parts to licensees. Other operating revenue for the nine months ended August 31, 1997, consists of technology transfer fees realized as a result of license agreements covering the Republic of Mexico. Technology transfer fees demonstrate the Company's ability to capitalize on the technology it develops. The Company is in the business of developing technology for the cooling tower industry and marketing that technology, either directly or in the form of products such as its TTMT Series cooling tower.

         The Company's cost of goods sold and constructed during the nine month period ended August 31, 1997, was $10,850,333 or 75% of total tower revenues as compared to $10,940,165 or 80% during the comparable period in 1996. Higher margin for the current nine months is due mainly to the change in revenue mix. Included in cost of goods sold for the nine month period ended August 31, 1997, is $334,000 to retrofit and service towers previously sold. This compares to nine month retrofit and warranty costs of $205,000 during the same period in 1996. In 1995, design changes were made and a complete quality control system was implemented which management believes will control such expenditures in future periods.

         The nine month period ended August 31, 1997 reflected a 6% percent decrease in general and administrative expenses from $1,097,399 in 1996 to $1,029,383 in 1997. The decrease is due mainly to an increase in allocation of certain expenses to selling and marketing activities. Selling expenses increased from $718,757 to $881,965. The increase is due in part to the increase in allocation of certain expenses as stated above and in part to a continued increase in sales and marketing efforts for both the fiberglass and concrete cooling towers. Management expects increased investment in selling expenses to have a positive impact on revenues in future periods. Research and development expenses increased from $251,579 in the first nine months of 1996 to $523,515 in the first nine months of 1997. Management expects to continue to conduct research to develop refinements in cooling tower design and construction. Although the Company has no fixed research and development budget, such costs are anticipated to continue at current levels.

         The Company's income from operations for the nine months ended August 31, 1997, was $1,718,216 as compared to income from operations of $1,299,846 for the comparable period in the prior year. After interest expense and miscellaneous items, the Company's net income was $1,284,270 compared to net income of $1,026,344 for the nine months ended August 31, 1996. The increase in the Company's net income reflects the Company's success in developing and marketing of its technology and products both nationally and internationally.

Liquidity and Capital Resources

         At August 31, 1997, the Company had working capital of $7,711,297 as compared to working capital of $3,641,797 at May 31, 1997. Improvement in the Company's liquidity during the third quarter resulted primarily from reductions in current liabilities due to financing activities during the quarter, described below. The Company also received approximately $862,000 from the exercise of common stock warrants during the quarter. The Company's cash flow provided by and used in its operating, investing and financing activities during the first nine months of 1997 and 1996 are as follows:

                                    1997                               1996
                                    ----                               ----

Operating activities              ($436,955)                        ($2,316,665)
Investing activities            ($2,289,126)                        ($1,093,792)
Financing activities             $3,294,554                          $3,448,501

         The Company's capital requirements for its continuing operations consist of its general working capital needs, scheduled payments on its debt obligations and capital expenditures. Management anticipates that the Company's operating activities will require cash during the next six to nine months which primarily relates to the anticipated growth in receivables and inventory levels to support expanding sales. The Company tries to minimize its inventory of component parts, although minimum order requirements of some suppliers can cause inventory levels to fluctuate significantly from period to period. Similarly, management attempts to manage accounts receivable to increase cash flow, but it is anticipated that accounts receivable will increase as sales increase. Other significant variances in working capital items can also be expected. Also, the Company's concrete construction projects will have a greater effect on working capital requirements in the future. At August 31, 1997, net costs in excess of billing and estimated earnings on uncompleted contracts were $219,047 as compared to net costs in excess of billings and estimated earnings on uncompleted concrete construction projects of $509,749 at May 31, 1997. Generally, concrete construction projects provide for progress payments of the contract price with a retainage of 10 to 15 percent payable after completion of the project.

         Scheduled principal payments on capital leases total $122,345 over the next twelve months. In addition, $813,872 of the Company's debt will become due and payable during the next twelve months.

         Budgeted capital expenditures during the next four quarters consist of the costs of completing and equipping the new manufacturing facility in south Oklahoma City. The 100,000 square foot manufacturing facility will cost approximately $8.0 million, including equipment and tooling and is expected to be completed by mid-November. Construction of the accompanying administration facility has been delayed until the Company obtains additional financing to begin its construction. The manufacturing facility will include equipment to allow the Company to produce parts used in the TTMT Series cooling towers which are currently purchased from outside vendors. Management believes that product costs can be reduced by producing these parts in-house. However, the Company may incur unforeseen costs and production problems, particularly in the short term, in bringing this process in-house.

         The new manufacturing facility has been financed with a $4.4 million loan from the Oklahoma Industries Authority (the "OIA") and a portion of the proceeds of a private placement of $6.0 million of 10% Convertible Subordinated Debentures (the "Debentures"). The industrial revenue bonds were issued by the OIA in October 1996. The bonds paid interest only for the first nine months out of an interest reserve fund of $238,000 set aside from the bond proceeds. Beginning October 1, 1997, the bonds are payable in quarterly installments of principal and interest in the amount of $157,000. A debt service reserve fund of $157,000 was also set aside from the bond proceeds. The balance of the bond proceeds, less issuance costs, is available to fund construction of the facility. The OIA holds a mortgage on the facility to collateralize the bond indebtedness.

         The Debentures were issued by the Company during the third quarter of 1997, yielding net proceeds of approximately $5,467,000. The Debentures bear interest at 10 percent, which is payable semiannually, and mature on June 30, 2000. The principal balance of each Debenture is convertible into shares of common stock at a price of $8.75 per share at the option of each Debenture holder or at the option of the Company if the closing price of the common stock is at least 175% of the conversion price for 20 of 30 consecutive trading days and certain other conditions are satisfied.

         In September 1997, the Company entered into a loan agreement with the City of Oklahoma City under which a HUD Section 108 loan in the amount of $1.25 million is available to the Company for start-up expenses of the manufacturing facility and associated working capital requirements. Initially the loan bears interest at 20 basis points above the LIBOR rate, adjusted monthly, and interest only is payable quarterly. When HUD provides permanent financing, the interest rate becomes fixed at the rate charged by HUD to the City and principal and interest are payable quarterly based on an eight-year amortization period. The loan is collateralized by a second mortgage on the manufacturing facility. The Company is currently negotiating with lenders to provide financing for plant equipment, tooling and computer system, and a $5.0 million revolving line of credit for working capital purposes.

         The Company has loans and a line of credit with noncommercial lenders totaling $3,500,000 to finance its working capital needs, of which $2,499,507,was outstanding at August 31, 1997. Interest rates and payment terms are as follows:

           Loan             Interest          Interest           Maturity
          Amount              Rate             Payable             Date

        $   499,507           13%             Quarterly           5/31/98
        $   500,000           13%             Quarterly           3/25/99
        $ 1,000,000          11.25%           Quarterly            5/8/99
        $   500,000          11.25%           Quarterly            5/8/99


         Management also has secured a line of credit at Chickasha Bank in the amount of $400,000 for short-term cash flow needs, of which $380,000 was outstanding at August 31, 1997. This line of credit bears interest at the bank's base floating rate, which was 10% at August 31, 1997. This note was renewed in September 1997, and matures April 1, 1999. Interest is payable quarterly beginning January 1, 1998. In December 1995, the Company secured financing in the amount of $294,505 to acquire extrusion equipment to produce the water collection system for the cooling towers. Previously these parts were out-sourced. However, to insure quality and an uninterrupted supply, the Company made the decision to bring this manufacturing process in-house. This note is payable monthly and matures in January 2000. In April 1995, the Company secured a real estate mortgage in the amount of $116,000 to finance the acquisition of property adjacent to its existing facilities to be used as offices. Principal and interest on this mortgage is due in monthly payments of $1,555 with the remaining principal and interest due April 22, 2000. This mortgage bears interest at the bank's base floating rate, which was 10% at August 31, 1997. In October 1995, the Company obtained another mortgage loan in the amount of $83,723 collateralized by real estate. The loan bears interest at the bank's floating rate, which was 10% at August 31, 1997, and is payable semi-annually, and matures on September 22, 2000. In April 1996, the Company secured an $1,200,000 credit arrangement with one of its major vendors to fund materials purchased from the vendor of which $510,000 was included in accounts payable at August 31, 1997.

         The Company has sufficient capital resources to fund its ordinary capital requirements for at least the next four quarters. Additional debt and equity capital will be required to finalize the expansion in Oklahoma City. Management is very pleased with the continued improvement in the Company's liquidity and capital resources and believes that the Company's improved financial position will facilitate additional growth. Although the Company's financial position has improved, substantial growth beyond that projected by management could increase the Company's capital requirements and require it to obtain additional capital to maintain its growth.

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

Item 1. Exhibits

        The following exhibits have been filed as part of this registration statement:

    Exhibit No.                Description

    3.1-1            Amended and Restated  Certificate of Incorporation of Tower
                     Tech, Inc.

    3.2-1            Amended Bylaws of Tower Tech, Inc.

    3.3-1            Amendment to Bylaws

    4.1-7            Form of 10% Subordinated Convertible Debenture

    4.2              Omitted

    4.3-1            Form of Stock Certificate

    4.4-1            Form of Underwriters' Warrants

    4.5-8            Form of Placement Agent Warrants

    4.10-3 Registration Rights Agreement, dated February 2, 1996, among Tower Tech, Inc., Lancer LP, Michael Taglich, and Robert Taglich.

    10.1-5 Promissory Note between Tower Tech, Inc., and Campbell, Hurley, Campbell and Campbell, dated August 1, 1996.

    10.2 Loan Agreement between Tower Tech, Inc., and the City of Oklahoma City, dated September 8, 1997.

    10.3 Form of Loan Agreement between Tower Tech, Inc., and Chickasha Bank & Trust, dated September 22, 1997.

    10.4-6 Loan Agreement between Tower Tech, Inc., and Oklahoma Industries Authority dated October 1, 1996

    10.5-7           Form of  Debenture  Purchase  Agreement among  the Company,
                     Taglich Brothers, D'Amadeo Wagner & Company, Incorporated and various lenders.

    10.6 Promissory Note between Tower Tech, Inc. and Electrical Constructors, Inc., dated May 8, 1996

    10.7 Note between Tower Tech, Inc., as Maker, and Electrical Constructors, as Payee, dated May 8, 1996

     10.8-1 Promissory Note between ower Tech, Inc., and Electrical Constructors, dated March 25, 1997.


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

     10.11-1 U. S. Patent No. 5,152,458 entitled AUTOMATICALLY ADJUSTABLE FLUID DISTRIBUTOR issued October 6, 1992

     10.12-1 U. S. Patent No. 5,227,095 entitled MODULAR COOLING TOWER issued July 13, 1993

     10.13-1 Exclusive License Agreement by and between Harold D.Curtis and Tower Tech, Inc.

     10.1-1 Assignment by and between Harold D. Curtis, as Assignor, and Tower Tech, Inc., as Assignee

     10.15-1 Assignment of Invention Contained in PCT Application by and between Harold D. Curtis, as Assignor, and Tower Tech, Inc., as Assignee

     10.16-1 Assignment of Patent by and between Harold D. Curtis, as Assignor, and Tower Tech, Inc., as Assignee, of Patent No. 5,227,095

     10.17-4          1993 Stock Option Plan, as amended

     10.18            Omitted

     10.19            Omitted

     10.20            Omitted

     10.21 Promissory Note between Tower Tech, Inc. and J. David Bronstad, dated May 31, 1996

     10.22            Omitted

     10.23            Omitted

     10.24            Omitted

     10.25            Omitted

     10.26            Omitted

     10.27            Omitted

     10.28            Omitted

     10.29            Omitted

     10.30            Omitted

     10.31-2          Warrant Certificate, dated April 25,  1995, between J.
                      David Bronstad and Tower Tech, Inc., entitling J. David Bronstad to purchase 40,000 shares of Tower Tech, Inc.' common stock, $.001 par value

     10.32-2 Warrant Certificate, dated April 25, 1995, between James McDonald and Tower Tech, Inc., entitling James McDonald to purchase 10,000 shares of Tower Tech, Inc.'s common stock, $.001 par value



1 Incorporated by reference from the same numbered exhibit to Registration Statement No. 33-69574-FW, as filed with the Commission on September 29, 1993, and as amended.

2 Incorporated by reference from the same numbered exhibit to Form 10-QSB for the quarter ended August 31, 1996.

3 Incorporated by reference from the same numbered exhibit to Form 10-KSB/A for the year ended November 30, 1995.

4 Incorporated by reference from the same numbered exhibit to Registratio Statement No. 333-07337 on Form S-8.

5 Incorporated by reference from the same numbered exhibit to Form 10-QSB for the quarter ended August 31, 1996.

6 Incorporated by reference from the same numbered exhibit to Form 10-KSB for the year ended November 30, 1996.

7 Incorporated by reference from the same numbered exhibit to Form 10-QSB for the quarter ended May 31, 1997.

8 Incorporated by reference from the same numbered exhibit to Registration Statement No. 333- Form S-3, as filed with the Commission on September 26, 1997.

       (b) The Company did not file any reports on Form 8-K during the quarter ended August 31, 1997.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 TOWER TECH, INC.
                                   (Registrant)

Date:  October 14, 1997     ss/HAROLD CURTIS
                            ----------------------
                            Harold Curtis, Chief Executive Officer

Date:  October 14, 1997     ss/CHARLES D. WHITSITT
                            -----------------------
                            Charles D. Whitsitt, Chief Financial Officer