Form 10KSB
period 1997-11-30
TOWER TECH INC
filed 1998-02-27
CIK 913034

U.S. Securities and Exchange Commission
                              Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)

[  X   ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934 [Fee Required]

                   For the fiscal year ended November 30, 1997

[      ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934 [No Fee Required]

            For the transition period from _________________________

                         Commission file number 1-12556

                                TOWER TECH, INC.
                 (Name of small business issuer in its charter)

         Oklahoma                                      73-1210013
       (State or other jurisdiction of         (IRS Employer Identification No.)
       incorporation or organization)

       11935 South I-44 Service Road, Oklahoma City, Oklahoma           73173
       (Address of principal executive offices)                       (Zip Code)

Issuer's telephone number 405/290-7788

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:
Title of each class -- Common Stock, par value $.001

       Check  whether the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

       Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

       State issuer's revenues for its most recent fiscal year.  $19,550,949

       State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange
Act). $13,192,517 based on 1,954,447 shares at $6.75 per share, the last sale price of the Common Stock on February 18, 1998.


                         (ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDING DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 3,526,311 shares as of February 18, 1998

                       DOCUMENTS INCORPORATED BY REFERENCE

       If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). Items 9 through 12 of Part III of this Form 10-KSB are incorporated by reference from the Issuer's definitive proxy statement to be filed on or before March 31, 1997.

Transitional Small Business Disclosure Format (check one). Yes        No  X
                                                              ______     _____

                                TABLE OF CONTENTS

                                     Part I

                                                                           PAGE
Item 1.        Business. . . . . . . . . . . . . . . . . . . . . . . . . . . 4

Item 2.        Properties. . . . . . . . . . . . . . . . . . . . . . . . .  10

Item 3.        Legal  Proceedings. . . . . . . . .  . . . . . . . . . . . . 10

Item 4.        Submission of Matters to a Vote of Security  Holders. . . . .10

                                     Part II

Item 5.        Market for Registrant's Common Equity and Related
               Stockholder  Matters. . . . . . . . . . . . . . . . . . . .  11

Item 6.        Management's Discussion and Analysis of Financial
               Condition  and Results of  Operations . . . . . . . . . . .  11

Item 7.        Financial  Statements . . . . . . . . . . . . . . . . . . .  16

Item 8.        Changes in and Disagreements with Accountants on
               Accounting and Financial  Disclosure. . . . . . . . . . . .  17

                                    Part III

Item 9.        Directors and Executive  Officers of the  Registrant. . . .  18

Item 10.       Executive  Compensation . . . . . . . .. . . . . . . . . . . 18

Item 11.       Security Ownership of Certain Beneficial Owners
               and  Management. . . . . . . . . . . . . . . . . . . . . . . 18

Item 12.       Certain  Relationships and Related  Transactions  . . . . .  18

                                     Part IV

Item 13.       Exhibits  and  Reports on Form 8-K  . . . . . . . . . . . .  19

               Financial  Statements . . . . . . . . . . . . . . . . . . .  F-1

               Index to  Exhibits. . . . . . . . . . . . . . . . . . . . .  24

                                     PART I

Item 1.  Description of Business.

       The Company is in the business of manufacturing and selling modular cooling towers. Its TTMT Series cooling tower is made primarily of fiberglass reinforced plastic and is sold in both the air conditioning and industrial segments of the cooling tower market. The TTCT Series modular concrete cooling tower was introduced in 1995 for the industrial and utility segments of the cooling tower market. The Company's TTMT Series cooling tower utilizes several innovative design features, including the Rotary Spray Nozzle(TM), a bottom-mounted direct drive motor fan assembly and a modular design to create a compact, efficient cooling tower which management believes reduces many deficiencies associated with other cooling towers, which do not incorporate all of these design features. Individual modules can be utilized for air conditioning and light industrial applications, and the modular design allows a number of modules to be connected in a series for large industrial and utility applications. Compact design of the modules permits them to be factory assembled, inventoried for immediate shipment, easily transported and quickly installed. The design of the TTMT Series cooling tower allows it to be transported as a complete module on a standard low boy trailer. The TTCT Series modular concrete tower features tilt-up concrete construction and incorporates many of the innovative characteristics of the TTMT Series cooling tower. The Company leases TTMT Series modules to customers for temporary or emergency use. The Company also sells accessory equipment, water treatment equipment and water treatment chemicals. The Company also develops technology for the cooling tower industry and markets that technology either directly through licensing arrangements or in the form of products as above stated.

The Cooling Tower Market

       The market for cooling towers is divided into three general market segments: the air conditioning or HVAC segment, the light to medium industrial segment, and the heavy industrial and utility segment. Although all cooling towers work on the same basic principles, cooling towers generally are divided into two categories: (1) factory assembled units and (2) field erected cells. Factory assembled cooling towers are shipped to the customer as a completed unit and typically are sold to HVAC and light to medium industrial users. In the HVAC segment of the market, cooling towers are sized from 30 to 500 nominal tons. Light to medium industrial applications require cooling towers with capacities ranging from 500 to 10,000 gallons per minute ("GPM"). GPM is the standard unit of measurement in the industrial segment, while the HVAC segment denominates capacity in nominal tons. One ton is approximately equivalent to three GPM. Because of shipping and other technical constraints, factory assembled units ordinarily range in size from 30 to 1,000 nominal tons. Field erected cooling towers are constructed on site and typically are sold to medium and heavy industrial and utility users. Heavy industrial applications require cooling towers sized from 10,000 to 100,000 GPM, while utility applications range from 30,000 to 200,000 GPM.

       Cooling towers can range in price from less than $20,000 for a 500 nominal ton unit intended for HVAC use to $1,000,000 or more for a cooling tower built to meet the specifications of a heavy industrial or utility customer. Accurate information about cooling tower industry sales is difficult to obtain because many cooling tower companies are privately held or are divisions of large companies. In addition, the size of the new cooling tower market can be understated because the refurbishment or rebuilding of a cooling tower in some cases essentially entails the erection of a new cooling tower even though it may not be characterized as a new cell. Limited market information is available from the U.S. Department of Commerce and from private studies. Based on this limited information and management's evaluation of the market, management estimates that the total annual United States cooling tower market ranges from $300 million to $380 million and that the total annual worldwide market ranges from $1.5 billion to $2.0 billion.

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

       The TTMT Series cooling tower is designed to address many of the deficiencies which management believes exist in the design of most other cooling towers on the market. Management believes that the modular design and interconnectability of the TTMT Series cooling tower is unique in the industrial segment of the market. The TTMT Series cooling tower is efficient, corrosion-free, low maintenance and available for immediate delivery.

       The modular design of the TTMT Series cooling tower allows a number of units to be interconnected to meet almost any cooling requirements or specifications. Other vendors offer small factory assembled cooling towers, including units which incorporate fiberglass components and which can be interconnected. However, most factory-assembled units are forced draft towers and interconnection of some models of such towers exacerbates recirculation, resulting in thermal performance losses which are typical of this type of tower. Thus, other factory assembled cooling towers have limited application except in the HVAC segment and light industrial segment of the market. Most segments of the cooling tower market can be served by the TTMT Series cooling tower from light HVAC applications to large petrochemical and refinery operations.

       Immediate delivery of the TTMT Series cooling tower is possible because the modules are factory assembled and can be inventoried. Usually, there is only one hour of installation time required per module. The concrete basin of most field erected cooling towers is replaced in the TTMT Series cooling tower by an internal fiberglass water basin. The TTMT Series cooling tower is supported on a substructure which can either be customer provided fabricated metal, concrete piers, or the Company's own FRP substructure. The modular design also lends itself to shipping by standard trucking without special permits. TTMT Series modules are readily shipped to international customers as well.

       Management believes that a problem with many cooling towers manufactured today arises from water distribution nozzles which tend to clog. Most nozzles used in cooling towers today utilize an orifice/splash plate combination to minimize the clogging problem. This design often exhibits void areas in the water distribution which causes inefficient operation and performance deficiencies. These deficiencies can be overcome to some degree by installing additional fill media and/or designing a higher air inlet area in the cooling tower. This results in additional capital investment as well as higher operating costs due to increased pump head and fan horsepower requirements.

       To address this problem, Mr. Curtis designed and patented the Rotary Spray Nozzle(TM) primarily for use in the TTMT Series cooling tower. The Rotary Spray Nozzle(TM) is designed to operate clog-free even in severe operating conditions. This nozzle utilizes a rotating disc that operates on a water bearing to evenly distribute the flow throughout the entire fill area while providing a self-cleaning action. The radial discharge design allows the nozzle to operate as low as one inch above the fill media and at a lower operating pressure than most conventional nozzles. Since conventional nozzles typically operate at distances of up to two feet above the fill media, the Rotary Spray Nozzle(TM) adds increased performance and significantly reduces pump head requirements.

       In addition to reduced pump head requirements attributable to the Rotary Spray Nozzle(TM), the pump head requirement in the TTMT Series cooling tower is reduced because the circulating water is collected in an elevated water basin above the air inlet. This results in reduced pump operating costs for the TTMT Series cooling tower compared with a comparably sized conventional cooling tower.

       The TTMT Series cooling tower was designed with a bottom mounted fan system. Maintenance is greatly reduced by this design as the fans are direct motor driven without gear boxes, drive shafts, and pulleys. Each module has four fans which can be zoned to operate more efficiently. The mechanical equipment is located in the cool, dry air stream and is also protected from the natural elements by the cooling tower itself. Service can be performed from ground level and customer spare parts inventory is limited to one motor and one fan. In the event of mechanical failure, the probability is that only one fan or motor would be inoperable, enabling the continued operation of the remaining three fans until repairs could be made.

       The TTMT Series cooling tower has a water collection system installed just below the fill media and above the fans. The water collection system consists of a network of chevron type blades positioned in a canopy over the fans and supported by internal FRP beams. The water is collected from the fill media and discharged into hollow FRP support beams which serve as the water basin. The fill media is nestled on top of the water collector vanes and is easily installed or removed. The distribution system, consisting of a PVC header pipe and laterals, is connected to the top of the module by molded end caps. The drift (or mist) eliminators are supported by the distribution piping header and laterals and locked into the molded perimeter wall channel.

       The FRP construction of the TTMT Series cooling tower virtually eliminates all significant corrosion problems. The wood structural components used in many cooling towers are usually treated with chemicals and thus may be environmentally undesirable. Galvanized metal parts also contain zinc and lead which may cause environmental problems. Corrosion and deterioration of the wood and metal parts of a cooling tower may lead to costly maintenance, repair, and ultimate replacement.

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

The Modular Concrete Cooling Tower

       In December 1994, the Company introduced its TTCT Series concrete cooling tower for the industrial and utility segments of the cooling tower market. The design of the concrete tower incorporates some of the patented technology used in the Company's TTMT Series cooling tower, as well as technology unique to the product. This tower gives the Company added capabilities to penetrate the large utility, petro-chemical and industrial markets. The same technological advances made with the TTMT Series cooling towers are utilized in the concrete tower. The concrete tower is built using a tilt-up construction method which substantially reduces construction time as compared with a similarly sized wood or conventional concrete tower.

Modular Cooling Tower Leasing Program

       The Company also leases modular cooling towers. Because of the compact size and other design features of the TTMT Series cooling tower, it can easily be mounted on a skid and equipped with necessary electrical connections to produce a mobile cooling tower which can be transported by truck to the desired location. Leased towers are used to augment large cooling towers during peak heat loads, to provide temporary cooling while maintenance and repairs are being made to existing cooling towers, to supply cooling in the event of a failure of an existing cooling tower due to fire, weather damage or mechanical malfunctions, and to provide temporary cooling during research and development, testing and evaluation programs. The Company has more than seventy-five cooling towers in its rental fleet.

Patents

     The Company owns patents (U.S. Patent No. 5,227,095) covering the basic design of the TTMT Series cooling tower and the TTCT Series concrete cooling tower (U.S. Patent No. 5,545,356). The patents expire in 2010 and 2014, respectively. The Company owns and has applied for other United States and foreign patents for technology used in the TTMT Series and TTCT Series cooling towers. Mr. Curtis has also granted an exclusive, royalty-free license to the Company for the Rotary Spray Nozzle(TM) which gives the Company the exclusive right to use this technology in cooling tower applications. The licensed technology is the subject of patents (U.S. Patent Nos. 5,143,657 and 5,152,458) which expire in 2009. Mr. Curtis has retained all rights with respect to the patents in all applications other than cooling towers.

Product Design and Development

       The Company spent $667,222, $386,474, and $108,183 on research and development during fiscal years 1997, 1996 and 1995, respectively. The Company is continuously evaluating its products and manufacturing methods. The Company has not developed any significant products other than the TTMT Series and TTCT Series cooling towers, and related technology, at this time. The Company plans to continue to research refinements in cooling tower design and construction, although it has no fixed research and development budget.

Assembly of Products

       The Company's products are currently assembled at its plant in Chickasha, Oklahoma. However, with completion of its new manufacturing and assembly plant in South Oklahoma City, (see Item 2. Description of Property), the assembly of the TTMT Series cooling towers will be done at the Oklahoma City Plant. In addition to assembly, the Company is bringing "in-house" the manufacturing of substantially all component parts which have been manufactured (outsourced) for the Company using pultrusion or extrusion molding technology. The Company believes that bringing these manufacturing processes "in-house" will help ensure and control quality and supply, as well as substantially reduce costs of production of these parts. The Company also casts some of the concrete component parts of its TTCT Series cooling towers. This operation will remain in Chickasha.

Suppliers and Vendors

       The Company relies upon suppliers for materials and parts used to manufacture and assemble its products. The Rotary Spray Nozzle(TM) is purchased from a vendor who uses the Company's tools and dies. Most materials and parts purchased from suppliers are available from multiple sources. The Company has invested in tools and dies which in some cases are used by suppliers in the manufacture of components for the Company. However, as noted above, the Company is moving substantially all of these manufacturing processes "in-house". The Company has not experienced any significant delays in obtaining parts and components for its products, and management believes that the Company's relationships with its suppliers are good.

Marketing and Sales

       The Company sells its products through a combination of direct sales by Company employees, sales through an established nationwide network of sales representatives, and sales through representatives, licensees, distributors and other arrangements in international markets. The Company has opened direct offices or entered into international ventures and/or licensing agreements for the manufacture, marketing and/or sales of the Company's products in India, Southeast Asia, South America, South Africa, Mexico and the Mediterranean region. Negotiations are in process for similar arrangements for China, Korea, Taiwan, Japan, and Europe. Sales representatives typically market the Company's products along with a variety of other cooling tower related products.

       In addition to its direct sales activities, the Company markets its products in a number of other ways, including participating in trade shows, conducting direct mail solicitation and advertising in various trade publications. The Company makes extensive use of marketing videos which portray its products using pictures and computer animation. These video tapes are distributed to engineering firms, contractors, manufacturers and specialized mailing lists in the industrial cooling tower market. The Company also has a full-time marketing manager who is responsible for publicizing the product, identifying marketing opportunities and developing a marketing strategy.

Warranties and Customer Service

       The Company provides a limited warranty on its products. During the time the Company was redesigning and refining the TTMT Series cooling tower, the Company incurred costs associated with correcting problems with and retrofitting towers which had been shipped to customers. In 1997, the Company incurred $426,699 of expenses to retrofit and service towers, as compared to $358,016 during fiscal 1996. The Company also provides field support services on an individual call basis and offers service maintenance contracts. Necessary repairs are made at the installation site.

Governmental Regulation

       The Company is subject to the requirements of a number of federal, state and local laws, such as the federal Occupational Safety and Health Act ("OSHA"). The Company generates small quantities of waste in the course of its manufacturing activities, some of which are classified as hazardous waste under state and federal law. The Company endeavors to comply with all state and federal laws and believes that it is in compliance with all applicable federal, state and local regulations , including environmental regulations.

Competition

       The market for cooling towers is extremely competitive. There are 15 to 25 manufacturers of cooling towers in the United States. The two biggest manufacturers, Marley Cooling Tower Co. and Baltimore Air Coil, collectively account for 60 to 70 percent of the market. A number of the Company's competitors are substantially larger in size and have greater financial and other resources than the Company. Many of these competitors have been in business for a number of years and are well established in the industry. The Company estimates that its share of the United States cooling tower market for 1997 is approximately 5%.

       A number of the Company's competitors manufacture and market cooling towers which use fiberglass and other composite materials, PVC cellular fill and other construction and design refinements which are similar to the TTMT Series cooling tower. Several competitors manufacture factory assembled fiberglass cooling towers, including units which can be connected in a series. Management believes that its TTMT Series cooling tower offers advantages over cooling towers produced by the Company's competitors. There can be no assurance that competitors will develop and produce a product which is comparable or superior to the Company's products.

Employees

       As of November 30, 1997, the Company had 135 employees. None of the Company's employees is subject to a collective bargaining agreement. The Company believes that relations with its employees are good.

Item 2.    Description of Property.

       The  Company's  principal  place of  business  is located  in  Chickasha,
Oklahoma. These facilities include approximately 20 acres of land near Chickasha, Oklahoma with three separate production buildings totaling over 52,000 square feet, a building of approximately 8,000 square feet used as offices and a test facility, and two one-story office buildings having approximately 6,500 square feet. The Company has purchased a 50-acre tract in South Oklahoma City and has constructed a new manufacturing facility of approximately 98,000 square feet, which will house its manufacturing and assembly operations. The Company began to occupy the facility in January 1998 and expects to commence full production operations in late April or May 1998. The Company will locate its general offices in this facility temporarily until a new administration facility is built. The administration facility, approximately 25,000 square feet, will also be constructed on the site. Construction is expected to begin in April 1998 and be completed in December 1998. The Company will move its general headquarters to this new administration facility when it is completed. The Oklahoma Industries Authority ("OIA") has partially financed the new plant facility through an industrial revenue bond issuance in the amount of $4,405,000. Management estimates the Company's total investment in the new manufacturing facility will be $9 million, including $3.5 million to equip the facility. For additional information about the financing of the Oklahoma City facility, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Liquidity and Capital Resources".


       The new Oklahoma City (OKC) plant is expected to increase efficiency of the Company's production and assembly process. The ceiling height and configuration of the Chickasha plant limits production methods. The OKC plant should be adequate to support annual fiberglass tower sales of approximately $150 million, which should be adequate for several years. The OKC plant is closer to major transportation routes and facilities, particularly the Will Rogers World Airport. Management plans to use the Chickasha facility for the Company's concrete tower and leased tower operations. Currently, much of the concrete operations are conducted outdoors.

Item 3.  Legal Proceedings

       The Company is a party to legal proceedings incidental to its business, none of which is considered to be material.


Item 4.  Submission of Matters to a Vote of Security Holders.

       No matters were submitted to stockholders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

       The Company's Common Stock is traded over-the-counter and quoted on the NASDAQ system under the symbol "TTMT". The following table shows the high and low closing bid prices for the Common Stock as reported by NASDAQ for each quarter during the last three fiscal years. Bid prices represent prices between dealers, do not include retail mark-ups, markdowns or commissions, and may not represent actual transactions.

       Quarter Ended                    High           Low

       February 28, 1995                5 1/4         3 1/2
       May 31, 1995                     5 1/4         3 3/4
       August 31, 1995                  4             2 1/2
       November 30, 1995                4 3/4         2 1/2
       February 28, 1996                7 5/8         4
       May 31, 1996                     10 1/4        6 7/8
       August 31, 1996                  12 1/2        8 3/8
       November 30, 1996                15            9 1/8
       February 28, 1997                11 1/4        10
       May 31, 1997                     9 5/8         8
       August 31, 1997                  9 3/8         7 3/8
       November 30, 1997                8 5/8         7

       On February 18, 1998, the last sale price of the Common Stock as reported by NASDAQ was $6 3/4 per share. On February 18, 1998, the Common Stock was held of record by 56 holders. The Company believes that there are more than 400 beneficial holders of its Common Stock.

       The Company has not paid dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future. The Company intends to retain future earnings, if any, for use in its business.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

General

       The Company has been in the conventional cooling tower business since 1985, which consists of constructing, repairing and upgrading forced draft and induced draft wood cooling towers and selling spare parts for conventional cooling towers. In 1991, the Company began developing its TTMT Series cooling tower, and the Company shifted its emphasis from conventional cooling tower projects to developing the TTMT Series cooling tower. The Company began selling prototypes of its modular cooling tower in 1991 and continued to sell modules during the development stage of the product. Development of the TTMT Series cooling tower was completed during 1994. The Company also developed the TTCT Series concrete cooling tower during 1994. This product was introduced to the market during the first quarter of 1995. The Company also sells parts, accessory equipment, water treatment equipment, water treatment chemicals, and leases cooling towers. Additionally, the Company develops technology for the cooling tower industry and markets that technology either directly through licensing agreements or in the form of its products.
                                                       -11-

       The Company derives revenue from the following principal sources: TTMT Series cooling tower sales; TTCT Series cooling tower construction projects; modular cooling tower leases; other tower revenue consisting of parts sales and service, accessory equipment, water treatment equipment and water treatment chemicals; and other operating revenue consisting of fees for the licensing of its technology to others, primarily internationally. TTMT Series cooling towers are typically sold on a bid basis and revenue is generally recognized when towers are shipped to customers. TTCT Series concrete cooling tower projects are typically sold on a fixed-price basis. Revenue and related costs for such projects are recognized under the percentage of completion method of accounting. Rental towers are usually leased under short-term or month-to-month agreements and revenue is recognized when earned. Revenues from licensing agreements are recognized when a non-cancelable contract is signed specifying a fixed non-refundable licensing fee and technology materials are delivered to the licensee and governmental approval has been obtained when required.

Results of Operations

     Twelve Months Ended November 30, 1997 Compared to Twelve Months Ended November 30, 1996

       For the twelve months ended November 30, 1997, total tower revenues increased to $18,690,454 from $17,796,544 for the comparable period in the prior year. During the current twelve month period, 65 percent of total tower revenues was derived from sales of 317 modular fiberglass cooling towers, 19 percent of total tower revenues was derived from design and construction of the TTCT Series concrete cooling towers, 7 percent of total tower revenues was derived from rental of modular fiberglass cooling towers, and 9 percent of total tower revenues was derived from other tower revenue. In the comparable twelve month period in 1996, 60 percent of total tower revenues was derived from sales of 288 modular cooling towers, 30 percent of total tower revenues was derived from design and construction of modular concrete towers, 4 percent of total tower revenues was derived from rental of modular cooling towers, and 6 percent of total tower revenues were derived from other tower revenue. Other tower revenues consist primarily of modular tower parts sales and service, accessory equipment, water treatment equipment and water treatment chemicals. The increase in tower sales revenues for 1997 is due not only to the increase in the quantity of units sold but also to the sales of larger capacity, more expensive units. The decrease in concrete tower revenues is due to the decrease in the number and size of jobs completed and in process. The increase in other tower revenue is due mainly to the sale of proprietary parts to licensees. Other operating revenue for the twelve months ended November 30, 1997, consists of fees which were realized as a result of international license agreements covering the Republic of Mexico and the Mediterranean region. These licensing fees demonstrate the Company's ability to capitalize on the technology it develops.

       The Company's cost of goods sold and constructed during the twelve-month period ended November 30, 1997 was $13,842,816, or 74 percent of total tower revenues, as compared to $14,740,210 or 83 percent, during the comparable period in 1996. Increased overall margin for the current year is due mainly to the increase in rental and other tower revenues which are higher margin operations, and an improvement in gross margin in the fiberglass line as that product continues to mature. In the concrete line, gross margins are less than anticipated because of the recent introduction of the product. Management believes that gross margins on concrete projects will improve as this product line continues to mature. Included in the cost of goods sold for the twelve month period ended November 30, 1997, is $426,699 to retrofit and service towers previously sold. This compares to retrofit and warranty costs of $358,016 during the fiscal year ended November 30, 1996. In 1995, design changes were made and a complete quality control system was implemented which management believes will continue to control such per unit expenditures in future periods.
                                                       -12-

       The twelve-month period ended November 30, 1997 reflected an increase in general and administrative expenses from $1,543,530 in 1996 to $1,703,896 in 1997. This increase was due mainly to an increase in the allowance for doubtful accounts of $150,000. Selling expenses increased from $1,009,499 to $1,309,292 due to increased sales and marketing efforts for both the fiberglass and the concrete modular cooling towers, including an increase in sales staff related primarily to the opening of direct international sales offices. Management expects the increased investment in selling expenses to have a positive impact on revenues in future periods. Research and development expenses increased from $386,474 in 1996 to $667,222 in 1997 as the Company continued to research refinements in cooling tower design and construction, and to develop new products and technology related to the cooling tower industry. The Company has no fixed research and development budget.

       Interest expense increased from $465,776 for the twelve months ended November 30, 1996, to $646,947 in 1997. In addition to the interest expense reported, the Company capitalized $27,937 and $380,304 in 1996 and 1997, respectively, related to the construction of the new manufacturing facility. Interest expense will increase significantly in 1998 as a result of the new facility financings.

       The Company recognized an income tax benefit of $615,919 for the twelve months ended November 30, 1997, compared to no income tax benefit or expense for the comparable period in 1996. FAS 109 requires that the Company record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred income tax assets depends on the Company's ability to generate sufficient taxable income in the future. In the fourth quarter of fiscal 1997, management determined that, based on the Company's ability to generate taxable income in two consecutive years (1996 and 1997), it is more likely than not that the Company will realize the deferred tax assets. Therefore, the valuation allowance previously established against the net deferred tax asset was reversed.

       The Company's income from operations for the twelve months ended November 30, 1997 was $2,027,723 as compared to income from operations of $956,814 for the comparable period in the prior year. The increase in income from operations reflects the Company's success in developing and marketing of its technology and products both nationally and internationally. The Company's net income was $2,062,951 in 1997 compared to net income of $565,118 for the twelve months ended November 30, 1996. The delays in completion and occupancy of the OKC plant combined with the delays in delivery of the manufacturing equipment and tooling will have a negative impact on expected results of operations for the first half of 1998.

       Currently, the Company's estimated backlog is over $12.4 million including nine contracts for TTCT Series concrete cooling towers and/or parts totaling $5.8 million. Seven concrete tower contracts are scheduled for completion or delivery in the second quarter of 1998 and the remaining contracts are projected to be completed in the third quarter of 1998. Interest in this product has continued to increase in both the United States and international markets. Seventy percent of the backlog for the modular fiberglass cooling towers is scheduled for delivery in the first half of fiscal year 1998.

Liquidity and Capital Resources

       At November 30, 1997, the Company had working capital of $6,904,910 as compared to working capital of $3,147,126 at November 30, 1996. Improvement in the Company's liquidity during the year resulted from profitable operations and financing activities including cash received from the exercise of common stock warrants and options. The Company's cash flow provided by (used in) its operating, investing and financing activities during fiscal years 1997 and 1996 are as follows:

                                  1997                               1996
                                  ----                               ----

Operating activities            ($571,023)                        ($3,423,804)
Investing activities            ($3,695,164)                      ($5,593,098)
Financing activities             $3,967,809                        $9,228,974

       The Company's capital requirements for its continuing operations consist of its general working capital needs, scheduled payments on its debt obligations and capital expenditures. Management anticipates that the Company's operating activities will require cash during 1998, which primarily relates to the anticipated growth in receivables and inventory levels to support expanding sales. The Company tries to minimize its inventory of component parts, although minimum order requirements of some suppliers can cause inventory levels to fluctuate significantly from period to period. Bringing the manufacturing processes in-house will enable the Company to better manage inventory levels and reduce costs when the new manufacturing facility is fully operational. However, fluctuations in inventory levels are still expected due to the size of planned production runs of components. Management also attempts to manage accounts receivable to increase cash flow, but it is anticipated that accounts receivable will increase as sales increase. Other significant variances in working capital items can also be expected. Also, the Company's concrete construction projects will have a greater effect on working capital requirements in the future. At November 30, 1997, net costs in excess of billing and estimated earnings on uncompleted contracts were $719,447 as compared to net costs in excess of billings and estimated earnings on uncompleted contracts of $471,716 at November 30, 1996. Normally, concrete construction projects provide for progress payments of the contract price with a retainage of 10 to 15 percent payable after completion of the project.

       Scheduled principal payments on capital leases will total $129,079 during fiscal 1998. In addition, $439,308 of principal payments will become due on the Company's debt during 1998.

       Substantially all of the Company's planned capital expenditures during 1998 will be related to the completion of the new manufacturing facility and construction of the new office facility in south Oklahoma City. Management estimates the Company's total investment in the new manufacturing facility will be $9 million, including $3.5 million to equip the facility. As of November 30, 1997, the Company had incurred approximately $5.6 million related to the manufacturing facility. The Company expects to begin full production operations in late April or May 1998. Construction of the new office facility is expected to commence in April 1998 and be completed in December 1998. The manufacturing facility includes equipment to allow the Company to produce parts used in the TTMT Series cooling towers which have been purchased from outside vendors. Management believes that product costs can be reduced by producing these parts in-house. However, the Company may incur unforeseen costs and production problems, particularly in the short term, in bringing these processes in-house.

       The new manufacturing facility has been partially financed with a $4.4 million loan from the Oklahoma Industries Authority (the "OIA") and a portion of the proceeds of a private placement of $6 million, 10% Convertible Subordinated Debentures (the "Debentures"). The industrial revenue bonds were issued by the OIA in October 1996. The bonds are payable in quarterly installments of principal and interest in the amount of approximately $157,000. A debt service reserve fund of $157,000 was also set aside from the bond proceeds. The OIA holds a mortgage on the facility to collateralize the bond indebtedness.

       The Debentures were issued by the Company during the third quarter of 1997, yielding net proceeds of approximately $5,467,000. The Debentures bear interest at 10 percent, which is payable semiannually, and mature on June 10, 2000. The principal balance of each Debenture is convertible into shares of common stock at a price of $8.75 per share at the option of each Debenture holder or at the option of the Company if the closing price of the common stock is at least 175% of the conversion price for 20 of 30 consecutive trading days and certain other conditions are satisfied.

       In September 1997, the Company entered into a loan agreement with the City of Oklahoma City under which a HUD Section 108 loan in the amount of $1,250,000 is available to the Company for start-up expenses of the manufacturing facility and associated working capital requirements. As of November 30, 1997, none of these funds had been advanced to the Company. Initially the loan bears interest at 20 basis points above the LIBOR rate, adjusted monthly, and interest only is payable quarterly. When HUD provides permanent financing, the interest rate becomes fixed at the rate charged by HUD to the City and principal and interest are payable quarterly based on an eight-year amortization period. The loan is collateralized by a second mortgage on the manufacturing facility.

       The Company has a verbal commitment from a lending institution for a total funding of $1,750,000 for equipment and tooling for the new manufacturing facility. In November 1997, the Company executed a note payable for initial funding of $731,890 and in December 1997, the Company executed an additional note payable for the second funding in the amount of $442,974. The Company expects the final funding of $575,136 to occur by March 31, 1998.

       Effective December 31, 1997, the Company entered into a $3,500,000 line of credit agreement with a financial institution for working capital requirements and completion of the Company's manufacturing facility in Oklahoma City. This financing replaced a $2,000,000 line of credit payable to an individual which had an outstanding balance of $499,507 at November 30, 1997. Interest is payable monthly at a variable rate of two basis points over national prime rate. The loan matures June 30, 1999. The agreement is collateralized by certain accounts receivable, inventory, rental fleet and patents. Negotiations are in process to increase this line of credit to $5,000,000, although there is no assurance that this increase will be obtained.

       The Company has a line of credit at Chickasha Bank in the amount of $400,000 for short-term cash flow needs, of which $251,625 was outstanding at November 30, 1997. The Company also has a $1,200,000 credit arrangement with one of its major vendors to fund materials purchased from the vendor of which $158,286 was outstanding and included in accounts payable at November 30, 1997.

       The Company is evaluating sources of debt financing for the Oklahoma City office facility, which is expected to cost approximately $2.1 million. While the Company anticipates that it will be able to obtain such financing, it has not received a commitment from any lender and there is no assurance that it will obtain financing for the new office facility.

       During 1997, the Company received net proceeds of approximately $879,000 from the exercise of options and common stock purchase warrants.

       The Company believes it has sufficient capital resources to fund its capital requirements for at least the next four quarters. Management is very pleased with the continued improvement in the Company's liquidity and capital resources and believes that the Company's improved financial position will facilitate additional growth. Although the Company's financial position has improved, substantial growth beyond that expected by management could increase the Company's capital requirements and require it to obtain additional capital to maintain its growth. In addition, the Company's debt and capital lease obligations increased 34 percent during 1997. While financial leverage can increase the Company's return on equity, it also increases the risk presented to equity owners of the Company.

Year 2000 Compliance

       Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, much computer application could fail or create erroneous result by or at the Year 2000. The Company has not determined whether its computer programs are affected by the Year 2000 issue or whether the costs of making its systems Year 2000 compliant or the consequences of failing to take necessary actions would have a material impact on the Company's financial position or results of operations. Management is currently evaluating its systems to assess the situation.

Earnings Per Share

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

Forward Looking Statements

       Statements of the Company's or management's intentions, beliefs, anticipations, expectations and similar expressions concerning future events contained in this report constitute "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995. As with any future event, there can be no assurance that the events described in forward looking statements made in this report will occur or that the results of future events will not vary materially from those described in the forward looking statements made in this report. Important factors that could cause the Company's actual performance and operating results to differ materially from the forward looking statements include, but are not limited to, changes in the general level of economic activity in the markets served by the Company, competition in the cooling tower industry and the introduction of new products by competitors, delays in refining the Company's manufacturing and construction techniques, cost overruns on particular projects, availability of capital sufficient to support the Company's level of activity and the ability of the Company to implement its business strategy, including efficient production of its products and utilization of the new OKC plant.

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

         The Company engaged Coopers & Lybrand L.L.P. as its new independent accountants effective as of July 1, 1996. Through July 1, 1996, the Company had not consulted with Coopers & Lybrand L.L.P. regarding either (1) the application of accounting principles to a particular transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and either a written report was provided to the Company or oral advice was provided that Coopers & Lybrand L.L.P. concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; (2) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

                                    PART III


Items 9 through 12 of Part III of this Form 10-KSB are incorporated by reference from the Company's proxy statement to be filed on or before March 29, 1998.

                                     PART IV

Item 1. Exhibits

        The following exhibits have been filed as part of this registration statement:

          Exhibit No.       Desscription

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

          4.4-1              Form of Underwriters' Warrants

          4.5-8              Form of Placement Agent Warrants

          4.10-3 Registration Rights Agreement, dated February 2, 1996, among Tower Tech, Inc., Lancer LP, Michael Taglich, and Robert Taglich.

          10.1-5 Promissory Note between Tower Tech, Inc., and Campbell, Hurley, Campbell and Campbell, dated August 1, 1996.

          10.2-10 Loan Agreement between Tower Tech, Inc.,and the City of Oklahoma City, dated September 8, 1997.

          10.3-10 Form of Loan Agreement between Tower Tech, Inc., and Chickasha Bank & Trust, dated September 22, 1997.

          10.4-6             Loan  Agreement   between  Tower  Tech,  Inc., and
                             Oklahoma Industries Authority dated October 1, 1996

          10.5-7 Form of Debenture Purchase Agreement among the Company, Taglich Brothers, D'Amadeo Wagner & Company, Incorporated and various lenders.

          10.6-10 Promissory Note between Tower Tech, Inc. and Electrical Constructors, dated May 8, 1996

          10.7-10 Promissory Note between Tower Tech, Inc., as Maker, and Electrical Constructors, as Payee, dated May 8, 1996

          10.8-1 Promissory Note between Tower Tech, Inc., and Electrical Constructors, dated March 25, 1997.

          10.9-1 Agreement by and between Morrison Molded Fiber Glass Co., and Tower Tech, Inc., made effective July 26, 1993, regarding the purchase by Tower Tech, Inc. of certain pultruded components from Morrison Molded Fiber Glass Company

          10.10-1 U. S.Patent No.5,143,657 entitled FLUID DISTRIBUTOR issued September 1, 1992

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

          10.14-1 Assignment by and between Harold D. Curtis, as Assignor, and Tower Tech, Inc., as Assignee

          10.15-1 Assignment of Invention Contained in PCT Application by and between Harold D. Curtis, as Assignor, and Tower Tech, Inc., as Assignee

          10.16-1            Assignment  of Patent by and between  Harold D.
                             Curtis, as Assignor, and Tower Tech, Inc., as Assignee, of Patent No. 5,227,095

          10.17-4            1993 Stock Option Plan, as amended

          10.18 Promissory Note between Tower Tech, Inc. and Southwestern Bank & Trust Company, dated December 31, 1997

          10.19             Omitted

          10.20             Omitted

          10.21-10          Promissory  Note  between  Tower  Tech,  Inc. and J.
                            David Bronstad, dated May 31, 1996

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

     4 Incorporated by reference from the same numbered  exhibit to Registration
       Statement No. 333-07337 on Form S-8.

     5 Incorporated by reference from the same numbered exhibit to Form 10-QSB for the quarter ended August 31, 1996.

     6 Incorporated by reference from the same numbered exhibit to Form 10-KSB for the year ended November 30, 1996.

     7 Incorporated by reference from the same numbered exhibit to Form 10-QSB for the quarter ended May 31, 1997.

     8 Incorporated by reference from the same numbered  exhibit to Registration
       Statement No. 333-36501, Form S-3, as filed with the Commission on September 26, 1997.

     9 Incorporated by reference from the same numbered exhibit to Form 8-K filed on July 2, 1996.

     10 Incorporated by reference from the same numbered exhibit to Form 10-QSB for the quarter ended August 31, 1997.


       (b) The Company did not file any reports on Form 8-K during the quarter ended November 30, 1997.

                                   SIGNATURES


       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TOWER TECH, INC.


                                 By:      HAROLD CURTIS
                                          -------------
                                          Harold Curtis, Chief Executive Officer


       In accordance with the requirements of the Securities Exchange Act of 1934, this registration statement was signed by the following persons in the capacities and on the dates stated.

SIGNATURE                   TITLE                                DATE

HAROLD CURTIS               Chief Executive Officer Director   February 27, 1998
-------------
Harold Curtis               (Principal Executive Officer)

CHARLES D. WHITSITT         Chief Financial Officer            February 27, 1998
-------------------
Charles D. Whitsitt         (Principal  Financial  Officer
                            and Principal Accounting Officer)

LINCOLN E. WHITAKER         Director                           February 27, 1998
-------------------
Lincoln E. Whitaker

RANDAL K. OBERLAG           Director                           February 27, 1998
-----------------
Randal K. Oberlag

LEON POAG                   Director                           February 27, 1998
---------
Leon Poag

                          INDEX TO FINANCIAL STATEMENTS

                                                                        PAGE

Report of Independent Accountants. . . . . . . . . . . . . . . . . . . .  F-2

Balance Sheets as of November 30, 1997 and 1996. . . . . . . . . . . . .  F-3

Statements of Operations for the years ended November 30, 1997
      and November 30, 1996 . . . . . . . . . . . . . . . . . . . . . .   F-4

Statements of Stockholders' Equity for the years ended November 30, 1997 and  November 30, 1996 . . . . . . . . . . . . . . . . . . . . . .  F-5

Statements of Cash Flows for the years ended November 30, 1997 and November 30, 1996. . . . . . . . . . . . . . . . . . . . . . .  F-6

Notes to Financial Statments. . . . . . . . . . . . . . . . . . . . . .   F-8

                        Report Of Independent Accountants


To the Board of Directors and Stockholders of Tower Tech, Inc.


We have audited the accompanying balance sheets of Tower Tech, Inc. (the "Company") as of November 30, 1997, and 1996 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




                                                     COOPERS & LYBRAND L.L.P.


Oklahoma City, Oklahoma
February 20, 1998

Tower Tech, Inc.
Balance Sheets
                                                         November 30,

                                               1997                   1996

                                         ----------------       ----------------
Assets
Current assets:
    Cash                                       $  551,954         $    850,332
    Accounts receivable, net of allowance
      of $172,645 and $22,645 respectively      5,740,404            4,702,268
    Accounts receivable, affiliate                327,295              324,430
    Notes receivable, current                     208,624                  -
    Receivables from officers and employees        69,547               48,867
    Costs in excess of billings and
      estimated earnings on uncompleted
      contracts                                    719,447              471,716
    Inventory                                    3,027,656            2,919,264
    Restricted assets, current                     160,468              373,532
    Prepaid expenses                               129,273               28,454
    Deferred tax asset                              67,147                  -
                                                -----------          ----------
      Total current assets                      11,001,815            9,718,863

Property, plant and equipment, net               9,604,258            3,774,209
Rental fleet, net                                2,023,738              837,491
Restricted assets, non-current                         -              3,572,616
Patents, net                                       213,092              158,759
Notes receivable, non-current, net of
  unamortized discount of $59,505                  719,371                  -
Deferred tax asset                                 577,873                  -
Other assets                                       716,258              248,398
                                                -----------          ----------

          Total assets                          $24,856,405         $18,310,336
                                                ===========         ===========

Liabilities and Stockholders' Equity
Current liabilities:
    Current maturities of long-term debt        $   439,308         $ 2,919,113
    Current portion of obligations under
      capital lease                                 129,079             111,934
    Accounts payable                              2,261,228           2,554,742
    Accounts payable, affiliate                      10,577                 -
    Book overdraft                                  193,999                 -
    Accrued liabilities                             601,039             802,469
    Interest payable                                318,540              54,365
    Customer deposits                               114,034             129,114
    Income tax payable                               29,101                 -
                                                 -----------          ---------

Total current liabilities                         4,096,905           6,571,737
                                                 -----------          ---------

Long-term debt, net of current maturities         13,688,803          7,522,100
                                                  -----------         ---------

Obligations under capital lease, net of
  current maturities                                 171,907            259,271
                                                  -----------         ---------

Commitments and Contingencies (Notes 6,9,and 15)

Stockholders' equity:
Preferred stock, $.001 par value; 2,000,000
   shares authorized; no shares issued and
   outstanding at November 30, 1997 and 1996             -                 -
Common stock,  $.001 par value; 10,000,000
   shares authorized; 3,526,311 and
   3,370,368 shares issuedand outstanding
   at November 30, 1997 and 1996,
   respectively                                        3,527              3,371
Capital in excess of par                           8,066,403          7,187,948
Accumulated deficit                               (1,171,140)        (3,234,091)
                                                 ------------        ----------

     Total stockholders' equity                    6,898,790          3,957,228
                                                 ------------        ----------

     Total liabilities and stockholders'
       equity                                    $24,856,405        $18,310,336

                                                 ===========        ===========

      The accompanying notes are an integral part of these financial statements

Tower Tech, Inc.
Statements of Operations
                                                    Year Ended
                                                    November 30,
                                       1997                             1996

                                 ----------------                ---------------
Revenues:
    Tower sales                     $12,127,978                     $10,628,983
    Concrete tower construction       3,596,569                       5,355,931
    Tower rentals                     1,214,403                         670,055
    Other tower revenue               1,751,504                       1,141,575
                                   ------------                    ------------

           Total tower revenue       18,690,454                      17,796,544

    Other operating revenue             860,495                         839,983
                                    -----------                     -----------

           Total revenues            19,550,949                      18,636,527
                                    -----------                     -----------

Costs and expenses:
    Cost of goods sold and
      constructed                    13,842,816                      14,740,210
    General and administrative        1,703,896                       1,543,530
    Selling expenses                  1,309,292                       1,009,499
    Research and development            667,222                         386,474
                                    -----------                     -----------

       Total costs and expenses      17,523,226                      17,679,713
                                    -----------                     -----------

       Income from operations         2,027,723                         956,814
                                    -----------                     -----------

Other income (expense):
    Interest, net                      (646,947)                       (465,776)
    Miscellaneous                        66,256                          76,477
    Loss on sale of assets                  -                            (2,397)
                                    ------------                    -----------

       Total other income (expense)    (580,691)                       (391,696)
                                    ------------                    -----------

Income before income taxes            1,447,032                         565,118

Income tax benefit                      615,919                            -
                                   ------------                     -----------

Net income                            2,062,951                         565,118

Dividends on preferred shares               -                           (62,812)
                                   ------------                    ------------

Net income applicable to common
  shares                            $ 2,062,951                     $   502,306
                                    ===========                     ===========

Weighted average shares
  outstanding -  primary              3,538,113                       3,281,291
                                    ===========                     ===========

Income per common share -
   primary                         $       0.58                    $       0.15
                                   =============                   ============

Weighted average shares
  outstanding - fully diluted         3,538,113                       3,368,057
                                    ===========                     ===========

Net income per common share -
  fully diluted                     $       0.58                   $       0.15
                                    ============                   ============

 The  accompanying notes are an integral part of these financial statements.

Tower Tech, Inc.
Statements of Stockholders' Equity
                                                       Year Ended
                                                       November 30,

                                               1997                   1996
                                         ------------------     ----------------

Preferred stock
Balance at beginning of period          $    -                   $       316
    Conversion of preferred stock -
      Series B to common stock               -                           (35)
    Conversion of preferred stock -
      Series C to Series E                   -                           (131)
    Conversion of preferred stock -
      Series C to Series E                   -                            131
    Purchase of preferred stock -
     Series E                                -                           (131)
    Redemption of preferred stock -
     Series D                                -                           (150)
                                        -------------              ------------

Balance at end of period                     -                            -
                                        -------------              ------------

Common stock
Balance at beginning of period                  3,371                     2,429
    Issuances of common stock                     -                         781
    Conversion of preferred stock -
      Series B to common stock                    -                          70
    Exercise of warrants and options              156                        91
                                        --------------             ------------

Balance at end of period                        3,527                     3,371
                                        --------------             ------------

Capital in excess of par
Balance at beginning of period              7,187,948                 4,756,109
    Proceeds from issuance of
      common stock                                -                   3,404,350
    Preferred dividends                           -                     (62,812)
    Redemption of preferred stock -
      Series D                                    -                  (1,499,850)
    Conversion of preferred stock -
      Series B to common stock                    -                         (35)
    Purchase of preferred stock -
      Series E                                    -                     (18,941)
    Exercise of warrants and options          878,455                   609,127
                                          ------------              -----------

Balance at end of period                    8,066,403                 7,187,948
                                          ------------               ----------

Accumulated deficit
Balance at beginning of period             (3,234,091)               (3,799,209)
    Net  income                             2,062,951                   565,118
                                          ------------               ----------

Balance at end of period                   (1,171,140)               (3,234,091)
                                            -----------             -----------

Total stockholders' equity                $ 6,898,790               $ 3,957,228
                                          ===========               ===========

  The  accompanying  notes are an integral part of these financial statements.

Tower Tech, Inc.
Statements of Cash Flows

                                                         Year Ended
                                                         November 30,
                                                 1997                    1996

                                             -------------         -------------
Cash flows from operating activities:
   Net income                               $ 2,062,951             $   565,118
   Adjustments to reconcile net income
      to net cash used in operating
      activities:
   Depreciation and amortization                677,839                 419,085
      Bad debt expense                          150,000                     -
      Deferred tax benefit                     (645,020)                    -
      Loss on disposal of equipment                 -                     2,397
      Increase in notes receivable              (840,495)                   -
      Payment on note receivable                  37,500                    -
      Increase in accounts receivable        (1,313,136)             (2,929,140)
      Increase in accounts receivable
        affiliate                                (2,865)                    -
      (Increase) decrease in receivables
        from officers & employees               (20,680)                 13,472
      Increase in inventory                    (108,392)               (816,179)
      (Increase) decrease in prepaid
        expenses                               (100,819)                 59,905
      Increase in other assets                  (14,003)                (60,356)
      Decrease in accounts payable             (293,514)                 (4,898)
      Increase in accounts payable,
        affiliate                                10,577                     -
      Increase in accrued liabilities            62,744                 209,169
      (Decrease) increase in customer
        deposits                                (15,080)                129,114
      Increase in income tax payable             29,101                    -
      Increase in costs in excess of
        billings                               (247,731)             (1,011,491)
                                              -----------            -----------

Net cash used in operating activities          (571,023)             (3,423,804)
                                               ----------            -----------

Cash flows from investing activities:
   Purchases of property and equipment       (6,041,602)             (1,133,015)
   Decrease in restricted assets              3,785,680                     -
   Additions to rental fleet                 (1,372,109)               (413,173)
   Proceeds from sale of assets                     -                    21,426
   Increase in patent costs                     (67,133)               (122,188)
   Purchase of restricted assets                    -                (3,946,148)
                                             ------------            -----------

Net cash used in investing activities        (3,695,164)             (5,593,098)
                                             -----------             -----------

Cash flows from financing activities:
   Proceeds from borrowings,
     net of costs                            12,319,554              13,080,026
   Increase in book overdraft                   193,999                     -
   Repayments of long-term debt and
     capital lease obligations               (9,424,355)             (6,002,445)
   Redemption of preferred stock                    -                (1,500,000)
   Proceeds from common stock issuances             -                 3,386,059
   Proceeds from exercise of options and
     warrants                                   878,611                 609,220
   Payment of preferred dividends                   -                  (164,531)
   Payment of bond closing costs                    -                  (179,355)
                                             ------------           -----------

Net cash provided by financing activities     3,967,809               9,228,974
                                            -----------             -----------

Net (decrease) increase in cash                (298,378)                212,072

Cash at beginning of year                       850,332                 638,260
                                           ------------            ------------

Cash at end of year                        $    551,954            $    850,332
                                            ============            ============

The  accompanying  notes  are  an  integral part  of these financial statements.

Tower Tech, Inc.
Statements of Cash Flows (continued)

Supplemental Disclosure of Cash Flow Information

Cash paid for interest during the years ended November 30, 1997 and 1996 was $760,656 and $540,127, respectively.

Supplemental Schedule of Non-Cash Investing and Financing Activities

The Company converted $125,000 of accounts receivable to notes receivable during fiscal 1997.

The Company acquired certain property, plant and equipment under capital lease obligations of $49,427 and $294,505 for the years ended November 30, 1997 and 1996, respectively.

The Company acquired certain real estate and improvements during 1997 and 1996 by executing notes payable in the aggregate amount of $139,219 and $387,500, respectively.

See Note 13 for other non-cash issuances and conversions of preferred stock.




































The  accompanying  notes  are  an  integral part of these financial statements.

Tower Tech, Inc.
Notes to Financial Statements

1.     General and Summary of Significant Accounting Policies

General

Tower Tech, Inc. (the "Company") has been in the business of building, repairing and upgrading conventional water cooling towers since 1985. In 1991, the Company began developing a new line of modular water cooling towers made primarily of fiberglass ("TTMT Series"). In 1993, the Company began production of the TTMT Series cooling tower, which has been introduced into both the air conditioning and industrial segments of the cooling tower market. Compact design of the modules permits them to be factory assembled, inventoried for immediate shipment, easily transported and quickly installed. The Company has also built cooling towers based on the TTMT Series modules which the Company rents for short-term or emergency use to customers. In 1995, the Company introduced a concrete water cooling tower which is constructed using the TTMT technology. The concrete towers, which are constructed using tilt-up concrete construction methods at the customer's location, are sold under fixed price contracts. In 1996, the Company began marketing its TTMT technology by entering into licensing agreements with international cooling tower companies.

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

Revenues from licensing agreements are recognized when a non-cancelable contract is signed specifying a fixed non-refundable fee, the related technology materials are delivered and government approval has been obtained by the licensee, when required. License fees are included in other operating revenue.

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

Interest costs incurred on borrowed funds during a period of construction are capitalized as a component of the costs of construction of qualifying assets.

Patents

Costs associated with obtaining patents are capitalized and amortized from the date granted over the life of the patents (17 years).

Debt issue costs

Other assets relate primarily to costs associated with the issuance of debt obligations. Debt issue costs are being amortized over the life of the related debt obligations.

Warranty costs

The Company provides, by a current charge to cost of goods sold, an amount it estimates will be needed to cover future warranty obligations for towers sold during the year. The accrued liability for warranty costs is included in accrued liabilities in the accompanying balance sheets.

Income taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109). FAS 109 requires deferred tax liabilities or assets to be recognized for the anticipated future tax effects of temporary differences that arise as a result of the differences in the carrying amounts and tax bases of assets and liabilities, and for loss carryforwards and tax credit carryforwards.

Research and development

Costs associated with research and development of new and improved products are charged to expense as incurred.

Income per common share

Net income per common share is computed based on the weighted average number of shares of common stock outstanding plus dilutive common equivalent shares arising from the issuance of warrants and options.

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

Use of estimates, continued

     Estimates are used when accounting for construction contracts, the allowance for doubtful accounts and warranty reserve. It is reasonably possible that actual results could differ significantly from the estimates in the near term.

Fair value of financial instruments

The Company's financial instruments consist primarily of cash and cash equivalents, and debt instruments. Fair value estimates have been determined by the Company, using available market information and appropriate valuation methodologies. These estimates are subjective in nature and involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision.

The  carrying   value  of  cash  and  cash   equivalents  is  considered  to  be
representative of their respective fair values, due to the short maturity of these instruments. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair market value of long-term debt and notes payable approximates their carrying value.

Concentration of credit risk

Financial instruments which potentially subject the Company to credit risk consist of cash and cash equivalents, accounts receivable and notes receivable. The Company maintains its cash balances in high credit quality financial institutions. From time-to-time, the Company's cash and cash equivalents may exceed federally insured limits although management believes any possible credit risk is minimal.

The Company sells cooling towers to customers throughout the U.S. and enters into licensing agreements with international companies. The Company extends credit based upon an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on accounts receivable and notes receivable is principally dependent on each customer's financial condition and economic conditions in countries where they operate. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

Stock Options

In October 1995, the Financial Accounting Standards Board issued Statement No. 123 ("FAS 123"), "Accounting for Stock Based Compensation". As permitted by FAS 123, the Company has continued its previous method of accounting for stock compensation costs and has adopted the disclosure requirements of this Statement in fiscal 1997.

Earnings Per Share

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

Reclassifications

Certain November 30, 1996 amounts have been reclassified to conform with November 30, 1997 presentation.

2.     Contract Receivables

Contract receivables consist of the following at November 30:

                                                      1997            1996
                                                 -------------    -------------
     Completed contracts, including retainage       $419,904         $540,762
     Contracts in progress:
       Current accounts                              190,141          604,794
       Retainage                                      59,411          104,385
                                                   ----------        ----------

                                                    $669,456       $1,249,941
                                                 ============      ============

Contract receivables are included in accounts receivable in the accompanying balance sheet.

3.     Costs in Excess of Billings and Estimated Earnings on Uncompleted
       Contracts

The following is a summary of costs and estimated earnings on uncompleted projects at November 30:

                                                      1997              1996
                                                 --------------    -------------
     Cost incurred on uncompleted projects         $ 2,010,501      $ 1,996,271
     Estimated earnings                                 22,356          (15,428)
                                                   -----------      -----------

                                                     2,032,857        1,980,843
     Less:  Billings to date                        (1,313,410)      (1,509,127)
                                                   -----------      -----------

                                                   $   719,447      $   471,716
                                                   ===========      ===========

4.     Inventories

Inventories consist of the following at November 30:

                                                    1997                1996
                                                ------------        ------------
     Raw materials                                $2,070,717         $2,317,411
     Work in process                                 476,498            305,209
     Finished goods                                  480,441            296,644
                                                  ----------         ----------

                                                  $3,027,656         $2,919,264
                                                  ==========         ==========

5.     Restricted Assets

Restricted assets consist of investments held by a trustee in connection with financing obtained to fund construction of the Company's new manufacturing and office facility. See Note 6. Amounts required for obligations classified as current liabilities are reported in current assets. Investments are stated at cost which approximates market. The composition of restricted assets at November 30, is set forth in the following table:

                                                      1997               1996
                                                  ----------         ----------
     Under bond indenture agreements -
       held by trustee:

     Cash and cash equivalents                    $    1,917         $    3,555
     U.S. Treasury Notes                             158,551          3,942,593
                                                   ----------         ----------

     Total restricted assets                         160,468          3,946,148

     Amount required for current
       liabilities                                  (160,468)          (373,532)
                                                   ----------         ----------

     Noncurrent restricted assets                  $     -           $3,572,616
                                                   ==========         ==========

6.     Property, Plant and Equipment

Following is a summary of property, plant and equipment at November 30:

                                                    1997                1996
                                                 -----------         -----------
     Building and plant improvements              $1,824,683         $1,782,661
     Shop equipment                                  767,798            504,441
     Office furniture and equipment                  663,122            298,824
     Molds and dies                                1,274,782          1,117,156
     Trucks and vehicles                               9,744                -
     Assets under capital lease                      556,633            507,206
     Construction in progress                      5,554,826            564,686
     Capitalized interest                            380,304             27,932
                                                  ----------         ----------

                                                  11,031,892          4,802,906

     Accumulated depreciation                     (1,292,965)          (948,986)
     Accumulated depreciation, capital leases       (134,669)           (79,711)
                                                  ----------         ----------

                                                  $9,604,258         $3,774,209
                                                  ==========         ==========

Construction in progress consists primarily of construction on the Company's new manufacturing facility in south Oklahoma City, Oklahoma. The new facility has been partially financed through an industrial revenue bond issuance by the Oklahoma Industries Authority in the amount of $4,405,000. See Note 8. Management estimates the Company's total investment in the new facility, which is scheduled for completion in 1998, will be approximately $9 million, including $3.5 million to equip the facility

Depreciation of property, plant and equipment, and rental fleet was $586,062 and $411,575 for the years ended November 30, 1997 and 1996, respectively, of which $425,872 and $297,870 was included in costs of good sold and constructed.

7.    Rental Fleet

The Company has a fleet of TTMT Series modular cooling towers which are available for lease under short-term and month-to-month agreements. The rental fleet is depreciated using the straight-line method over estimated useful lives of 7 to 10 years. Following is a summary of the rental fleet and accumulated depreciation at November 30:

                                                     1997               1996
                                                  ----------         -----------
     Rental fleet                                 $2,386,687         $1,014,578
     Accumulated depreciation                       (362,949)          (177,087)
                                                  ----------         ----------

                                                  $2,023,738         $  837,491
                                                  ==========         ==========

8.       Long-Term Debt

The following is a summary of long-term debt at November 30:

                                                   1997                1996
                                                -----------         -----------

   10% Convertible Subordinated Debenture
   ("Debentures") as discussed below.            $6,000,000        $       -

   Oklahoma Industries Authority Revenue Bonds,
   Series 1996, principal and interest
   are payable  quarterly on January 1,
   April 1, July 1 and October 1;  interest at
   an average rate of 7.28%,  final payment is
   due October 1, 2007;  collateralized
   by the Company's  right,  title and interest
   in the real estate  comprising  the
   Company's manufacturing facility, along with
   all building, structures,  fixtures
   and  improvements on said real estate;
   bonds are eligible for early  redemption
   subject to certain restrictions.               4,335,000           4,405,000

   Line of credit payable to an individual
   credit limit of $2,000,000; principal
   and interest due May 31, 1998; interes
   rate of 13%; collateralized by accounts
   receivable, inventory, equipment, and
   personal guarantee of the Company's
   C.E.O. and his wife. Replaced with new
   financing subsequent to year-end.
   See Note 17.                                     499,507           2,000,000

   Notes payable to an individual; principal
   payments of $1,500,000 and $500,000 due
   on May 8, and March 25, 1999, respectively;
   interest at bank prime + 3% (11.25% at
   November 30, 1997), and fixed rate at 13%,
   respectively; collateralized by a first
   lien and right of assignment on certain
   patents.                                       2,000,000           1,500,000

   Line of credit with a bank; credit limit
   of $3,800,000; principal and interest due
   September 1, 1997; interest at 30 day
   LIBOR plus 1%; collateralized by all
   accounts, equipment, general intangibles
   instruments, documents and chattel paper.             -            1,325,000

   Note payable to an individual; principal
   and interest due August 1, 1997;
   interest at 3.5%; collateralized by real
   estate                                                -              387,500

Notes To Financial Statements, Continued

8.     Long-Term Debt, continued
                                                     1997               1996
                                                 -------------     -------------

   Line of credit with a bank; principal
   and interest due April 1, 1999;
   interest at bank prime (10% at
   November 30, 1997); collateralized
   by real estate.                                 251,625              500,000

   Note payable to a bank; 35 monthly
   payments of principal and interest of
   $1,557 with remaining principal due
   April 15, 1998; interest at bank
   prime (10% at November 30, 1997);
   collateralized by real estate.                   96,223              104,908

   Note payable to an individual;
   principal due May 2, 1999; interest
   at 15% due quarterly; collateralized
   by accounts receivable, inventory,
   equipment, all other chattels, patent
   and personal guarantee of the Company's
   C.E.O. and his wife.                                -                100,000

   Note payable to a bank; semi-annual
   payments of principal and interest of
   $1,557 with final payment due October
   13, 1998; interest at bank prime
   (10% at November 30, 1997);
   collateralized by real estate.                    71,879              75,973

   Note payable to a lending institution;
   principal and interest payments of
   $13,651 with final payment due November 3,
   2002; interest at 10%; collateralized by
   certain equipment.                                731,890                -

   Notes payable to an institution; monthly
   principal and interest payments
   of $977, with final payment due November 4,
   2017; interest at 7.72%,
   collateralized by certain improvements.            119,219               -

   Various notes payable to financial
   institutions; principal and interest
   due monthly; collateralized by vehicle
   and equipment.                                       22,768           42.832
                                                     ----------       ----------

                                                     14,128,111      10,441,213

       Current portion                                 (439,308)     (2,919,113)
                                                     -----------     -----------

       Long-term debt, net                          $13,688,803     $ 7,522,100
                                                     ==========      ===========

Principal amounts maturing on long-term debt for each year is as follows at November 30, 1997:

              1998                                                $     439,308
              1999                                                    3,218,342
              2000                                                    6,606,633
              2001                                                      505,521
              2002                                                      554,106
              Thereafter                                              2,804,201
                                                                    ------------

                                                                    $14,128,111
                                      F-14

The Debentures were issued by the Company during the third quarter of 1997, yielding net proceeds of approximately $5,467,000. The Debentures bear interest at 10 percent, which is payable semiannually, and mature on June 10, 2000. The principal balance of each Debenture is convertible into shares of common stock at a price of $8.75 per share at the option of each Debenture holder or at the option of the Company if the closing price of the common stock is at least 175% of the conversion price for 20 of 30 consecutive trading days and certain other conditions are satisfied.

In September 1997, the Company entered into a loan agreement with the City of Oklahoma City under which a HUD Section 108 loan in the amount of $1,250,000 is available to the Company for start-up expenses of the manufacturing facility and associated working capital requirements. As of November 30, 1997, none of these funds had been advanced to the Company. Initially the loan bears interest at 20 basis points above the LIBOR rate, adjusted monthly, and interest only is payable quarterly. When HUD provides permanent financing, the interest rate becomes fixed at the rate charged by HUD to the City and principal and interest are payable quarterly based on an eight-year amortization period. The loan is collateralized by a second mortgage on the manufacturing facility.

9.     Obligations Under Capital Leases

The Company leases certain equipment under capital lease agreements. The equipment leases have original terms ranging from 3 to 5 years. Most equipment leases have purchase options at the end of the original lease term. Future minimum payments by year and in the aggregate under noncancelable capital leases consist of the following at November 30, 1997:

       1998                                                        $    160,082
       1999                                                             150,873
       2000                                                              33,404
       2001                                                              14,302
                                                                    ------------

        Total minimum lease payments                                    358,661
        Amount representing interest                                    (57,675)

              Present value of net minimum lease payments               300,986

        Current portion                                                (129,079)

                                                                    $   171,907

10.     Retirement Plan

Effective June 8, 1990, the Company implemented the Tower Tech, Inc., 401(k) Retirement Plan (the "Plan"), a voluntary, contributory 401(k) savings plan. The Plan currently permits employees of the Company to commence participation in the Plan as of the first January 1 or July 1 following the completion of twelve months of service and the attainment of 18 years of age. Participants may make tax-deferred contributions from their compensation during each year, subject to statutory limits imposed under Section 401(k) and other applicable sections of the Internal Revenue Code of 1986, as amended. The Plan provides for a discretionary matching contribution by the Company. The matching contribution, if any, is allocated to participants based on a percentage of participant's eligible contributions compared to total eligible contributions. Eligible contributions are the participant's contributions not to exceed 6% of compensation.

Participants in the Plan are at all times fully vested in their contributions and in the earnings attributable to their contributions and become fully vested in Company contributions made on their behalf after seven years of service. The Plan permits withdrawals during employment in the event of proven financial hardship. In the case of termination of employment, disability, or death, a participant's account balance is distributed to the participant (or his beneficiary) in either a lump sum or a part lump sum and part installments depending on the participant's vested balance. The expense recognized in 1997 and 1996 for the Plan was $1,030 and $1,690, respectively.
                                      F-15

11.    Income Taxes

The (benefit) provision for income taxes for the years ended November 30 are comprised of the following:

                                                  1997               1996
                                                 ----------         ----------
     Current provision:
           Federal                           $   29,101         $     --
                                              ----------         ----------

      Deferred benefit:
           Federal                              (552,976)              --
           State                                 (92,044)              --
                                              ----------         ----------

           Total deferred benefit               (645,020)              --
                                              ----------         ----------

      Income tax benefit                      $ (615,919)        $     --
                                              ==========         ==========

     The following is a reconciliation of the statutory federal income tax rate to the Company's effective income tax rate:

                                                    1997               1996
                                                 ----------         ----------
                  Statutory federal income tax        34%                34%
                  Utilization of net operating
                    loss carryforwards               (29%)              (23%)
                  Change in valuation allowance      (52%)              (19%)
                  Other                                4%                 8%
                                                 ----------         ----------

                  Effective income tax rate          (43%)                -
                                                 ==========         ==========

Deferred  tax  liabilities  and  assets  at  November  30
are comprised of the following:

                                                   1997                1996
                                                 ----------        -----------
     Deferred tax liabilities:
         Depreciation                         $  289,743         $  140,351
         Workers' Compensation                    40,984                -
                                              ----------         ----------

         Total deferred tax liability            330,727            140,351
                                              ----------         ----------

     Deferred tax assets:
         Accounts receivable allowance            68,471              8,546
         Warranty reserve                         39,660             37,740
         Other                                     7,848             22,158
         Net operating loss carryforward         827,513          1,242,608
         AMT credit                               32,255                -
                                              ----------         ----------

         Total deferred tax assets before
           valuation allowance                   975,747           1,311,052
         Valuation allowance for deferred
           tax assets                                -            (1,170,701)
                                              ----------          ----------

         Total deferred tax asset                975,747            140,351
                                              ----------          ----------

                  Net deferred tax asset     $  645,020          $      -
                                              ==========         ==========

At November 30, 1997, the Company had a net operating loss carryforward (NOL) for regular tax purposes of approximately $2,087,000, expiring in 2009 to 2010.

FAS 109 requires that the Company record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred income tax assets depends on the Company's ability to generate sufficient taxable income in the future. In the fourth quarter of fiscal 1997, Management determined that, based on the Company's ability to generate taxable income in two consecutive years (1996 and 1997), it is more likely than not that the Company will realize the deferred tax assets. Therefore, the valuation allowance previously established against the net deferred tax asset was reversed.

The ability of the Company to utilize the NOL carryforward to reduce future income taxes may be limited upon occurrence of certain capital stock transactions during any three-year period resulting in an aggregate ownership change of more than 50%.

12.    Related Party Transactions

R&B Enterprises ("R&B"), an affiliate of Lincoln E. Whitaker who is a director of the Company, is an independent sales representative for the Company. As a sales representative, R&B purchases products from the Company for resale and sells products as an agent for the Company on a commission basis. During 1997 and 1996, R&B purchased $29,086 and $253,034, respectively, of products from the Company and earned $7,872 and $32,343, respectively, in commissions.

In December  1995,  the Company  executed a Joint Venture  Agreement with J-Tech
Enterprises, Inc. ("J-Tech"), a Florida corporation to market the Company's products in Alabama, Florida and Georgia. The Company received a 50% ownership interest in the joint venture, Tower Tech-Southeast ("TTSE"), for contributing a license to use its technology. J-Tech contributed a computer system valued at $5,000 and $35,000 cash. The Company's investment in TTSE is being accounted for using the equity method of accounting, although the Company did not record an amount for their initial contribution of technology. The agreement contains a buyout option allowing the Company to purchase the ownership interest of J-Tech under certain conditions. Sales made to TTSE amounted to $741,240 and $549,549 during fiscal year 1997 and 1996, respectively.

The following represents the summarized financial data of TTSE at November 30:

                                                  1997               1996
                                                 -----------        ----------
     Balance sheet data
     Assets                                   $  531,307         $  520,114
     Liabilities                              $  463,002         $  452,773
     Equity                                   $   68,305         $   67,341




                                                  1997               1996
                                              ----------         -----------

     Statement of operations data
     Sales                                    $1,172,410         $  751,499
     Cost of Sales                               814,797            611,625

     Other expenses                              356,649            152,532
                                              ----------         ----------

     Net income (loss)                        $      964         $  (12,658)
                                              ==========         ==========


13.    Stockholders' Equity

At November 30, 1997, and 1996, the Company had outstanding warrants and options allowing the holders to purchase a total of approximately 344,065 and 424,480 shares respectively, of the Company's Common Stock at an average price of $6.81 per share expiring at various periods through July 2007. These warrants and options were issued in conjunction with the initial public offering, various financing agreements with unrelated individuals and the Company's stock option plan (see Note 14). Warrants for 150,000 and 84,400 shares of common stock were exercised at an average exercise price of $5.88 and $6.41 during 1997 and 1996, respectively.

In January 1996, the Company sold 300,000 shares of common stock, through private placements, at a price of $4.00 per share. The Company used the proceeds of $1,200,000 for working capital and payment of debt.

In February 1996, the Company sold 350,000 shares of common stock, through a private placement, at a price of $6.60 per share. The Company used the net proceeds of $2,205,000 for (i) redemption and retirement of all the outstanding shares of Series D Preferred Stock and to repurchase certain patent rights from the holder of the Series D Preferred Stock, (ii) payment of accrued dividends on the Series B Preferred Stock and Series D Preferred Stock, and (iii) payment of certain debt obligations and all accrued interest thereon. On March 22, 1996 the Company redeemed the 150,000 shares of Series D Preferred Stock for $10 per share, and the Series B Preferred Stock was converted into 70,000 shares of common stock.

In December 1995, the Series C Preferred Stock was redeemed in exchange for Series E Preferred Stock. In April 1996, the Series E Preferred Stock was purchased in exchange for the issuance of 130,667 shares of common stock and $18,941.

14.     Stock Option Plan

In October 1997, the Company amended the Tower Tech, Inc. 1993 Stock Option Plan (the "Plan"). Under the Plan, up to 500,000 shares of common stock may be issued pursuant to the exercise of options. The Plan is administered by a committee consisting of at least two members of the Board of Directors who are not employees of the Company. The committee has not established a fixed formula for awarding options under the Plan. Options under the Plan can be in the form of incentive stock options or nonqualified stock options. The exercise price for nonqualified stock options issued under the Plan may be for more or less than the fair market value of the common stock at the time an option is granted. The exercise price for incentive stock options must be equal to the fair market value of the common stock at the time the options are granted. There have been no stock options issued with an exercise price less than the market price of common stock at the date of issuance. All stock options granted during 1996 and 1997 have a term of ten years and vest incrementally 20% each year. Vested options may be exercised after five years of employment or upon termination from the Company. The Company has elected to follow APB No. 25, Accounting for Stock Issued to Employees and related Interpretations in accounting for its employee stock options. Under APB No. 25, compensation expense is recognized for the difference between the option price and market value on the measurement date. No compensation expense has been recognized because the exercise price of the stock options equaled the market price of the underlying stock on the date of grant.

Pro forma information regarding net income and earnings per share is required by FAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of the Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 1997 and 1996, respectively: interest rates (zero-coupon U.S. government issues with a remaining life equal to the expected term of the options) of 6.12% and 6.67%; dividend yields of 0.0% and 0.0%; volatility factors of the expected market price of the Company's common stock of 43.95% and 43.95%; and weighted-average expected life of the options of six years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The Company's pro forma information follows for November 30:

                                                  1997               1996
                                              ----------         -----------
     Net income (loss) as reported            $2,062,951         $  565,118
     Pro forma                                $2,006,279         $  492,436
     Earnings (loss) per share as reported    $      .58         $      .15
     Pro forma                                $      .57         $      .15

For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period, which is five years. Because the Company's stock options vest generally over five years and additional awards are typically made each year, the above pro forma disclosures are not likely to be representative of the effects on pro forma net income for future years. A summary of the Company's stock option activity and related information follows for November 30:


                                 1997                        1996
                       ----------------------      ------------------------

                         Options   Weighted Av        Options   Weighted Avg.
                                    Exercise Price                Exercise Price
Outstanding -
  Beginning of year      210,880    $ 6.28            169,760    $ 6.25
Granted                   34,894      8.75             75,680      6.33
Exercised                 (5,120)     6.25             (6,880)     6.25
Forfeited                 (29,760)    6.46            (27,680)     6.25
                        ---------                     --------

Outstanding -
  End of year             210,894     6.67             210,880     6.28
                          =======                      =======

Exercisable -
  End of year              83,175     6.25               52,312    6.25
                          ========                      ========

The following table summarizes information about stock options outstanding at November 30, 1997:

                                          Weighted Avg.
        Range of          Number           Remaining       Weighted Avg.
     Exercise Prices   Outstanding      Contractual Life   Exercise  Price
     $ 6.25 - $ 8.25     192.800             7.43             $  6.43
     $ 9.00 - $10.00      18,094             9.56             $  9.21
     $ 6.25 - $10.00      210,894            7.62             $  6.67

15.    Commitments and Contingent Liabilities

In July 1993, the Company entered into an agreement with a vendor to purchase all reinforced plastic components and dies from the vendor for the next five years. The Company has a secured credit agreement with the vendor whereby the Company will be extended credit not to exceed $1,200,000 for the purchase of components ($158,286 outstanding and included in accounts payable at November 30, 1997). The credit agreement is renewable every 6 months and is collateralized by purchased inventory, personal guaranty of the Company's C.E.O., and a pledge of 150,000 shares of Company common stock owned by the Company's C.E.O.

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

Included in cost of goods sold and constructed for the years ended November 30, 1997 and 1996 are $426,699 and $358,016, respectively, of expense to retrofit and service towers previously sold. The Company has recorded a liability for estimated warranty costs of $100,000 at both November 30, 1997 and 1996. Management believes the warranty reserve is sufficient to cover future warranty costs.

The Company is a defendant in certain litigation arising in the normal course of business. Management is of the opinion that liabilities, if any, arising from these actions will not have a material effect on the Company's financial position and results of operations.

16.    Licensing Agreements

During 1997 and 1996, the Company entered into certain license agreements with various international cooling tower companies. The license agreements grant the licensees an exclusive, nontransferable right and license to manufacture, develop and promote cooling towers, using the Company's technology in specified regions, such as Mexico, India, Southeast Asia, South America, South Africa and the Mediterranean area. Under the agreements, the Company earns an initial fixed, nonrefundable technology transfer fee upon delivery of the technology materials. Fees earned during the year ended November 30, 1997 and 1996 totaled $860,495 and $839,983, respectively. Pursuant to certain agreements, the Company will earn continuing royalties for all Licensed Products promoted by the licensee, although no such royalties have been earned through November 30, 1997.

The agreements with two international cooling tower companies give the Company an option to purchase 49% of a company set up to market cooling towers using the TTMT technology in specified regions. At November 30, 1997, the Company has not exercised these options.


17.    Subsequent Events

Effective December 31, 1997, the Company entered into a $3,500,000 line of credit agreement with a financial institution for working capital requirements and completion of the Company's new facility in Oklahoma City. A portion of this financing was used to replace a line of credit to an individual which had an outstanding balance of $499,507 at November 30, 1997. Therefore, this amount is classified as long term at November 30, 1997. Interest is payable monthly at a rate of two basis points over National Prime. All outstanding principal and unpaid interest is due June 30,1999. The agreement is collateralized by all accounts, other than arising from sales to foreign nationals, inventory, general intangibles, rental fleet inventory and patents.

                                INDEX TO EXHIBITS


                                                                           Page

10.18        Promissory Note between Tower Tech, Inc. and Southwestern
             Bank & Trust Company dated December 31, 1997. . . . . .        E-1

23.1         Consent of Coopers & Lybrand L.L.P   . . . . . . . . . . . .   E-2