Form 10QSB
period 1998-02-28
TOWER TECH INC
filed 1998-04-20
CIK 913034

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                     For the period ended February 28, 1998

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

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No ___

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.
         Common Stock    $.001 par value    3,526,311 shares as of April 14,1998

                                      INDEX

                                TOWER TECH, INC.

                                                                            Page
Part I.    Financial Information

Item 1.    Financial Statements (Unaudited)

           Balance Shee-February 28, 1998                                   F-1

           Statement of Operation--Three months ended February 28, 1998
           and 1997                                                         F-2

           Statement of Cash Flows-Three months ended February 28, 1998
           and 1997                                                         F-3

           Notes to Financial Statements -- February 28, 1998               F-4


Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations.                                      3

Part II.  Other Information

Item 6.    Exhibits and Reports on Form 8K                                    8

Signatures 12

                                TOWER TECH, INC.

                            BALANCE SHEET (UNAUDITED)

                                                          February 28, 1998
Assets
Current assets:
    Cash                                                 $      176,885
    Accounts receivable, net of allowance
        for doubtful accounts of $172,645                      5,448,856
    Accounts receivable, affiliate                               170,818
    Notes receivable, current                                    201,357
    Receivables from officers and employees                       77,652
    Cost and estimated earnings in excess of
        billings on uncompleted contracts                      1,063,546
    Inventory                                                  4,099,770
    Restricted assets - current                                  158,406
    Prepaid expenses                                             199,660
    Deferred tax asset                                            67,147
                                                              --------------

        Total current assets                                  11,664,097

Property, plant and equipment, net                            12,097,717
Rental fleet, net                                              2,297,909
Patents, net                                                     212,478
Deferred tax asset                                               776,096
Notes receivable, non-current, net of unamortized
    discount of $54,546                                          724,330
Other assets                                                     691,913
                                                            --------------

        Total Assets                                         $28,464,540

Liabilities and Stockholders' Equity
Current liabilities:
    Current maturities of long-term debt                   $     622,460
    Current maturities of obligations under capital lease        152,461
    Accounts payable                                           3,458,716
    Accounts payable, affiliate                                    2,188
    Billings and estimated earnings in excess of costs
        on uncompleted projects                                   15,195
    Accrued liabilities                                          868,983
    Interest payable                                             172,431
    Customer deposits                                             58,865
    Income tax payable                                             5,101
                                                            ----------------

        Total current liabilities                              5,356,400

Long-term debt, net                                           16,272,698
Obligations under capital lease                                  246,603

Stockholders' equity:
    Common stock, $.001 par value; 10,000,000 shares
        authorized; 3,526,311 shares issued and outstanding        3,527
    Capital in excess of par                                   8,053,787
    Deficit                                                   (1,468,475)
                                                              ------------

        Total stockholders' equity                             6,588,839

        Total liabilities and stockholders' equity            $28,464,540

 The accompanying notes are an integral part of these financial statements.

                                TOWER TECH, INC.

                       STATEMENT OF OPERATIONS (UNAUDITED)

                                                    Three Months Ended
                                                         February 28,

                                                  1998                   1997
Sales and other operating revenue:
    Tower sales                              $ 1,562,390            $ 4,566,931
    Concrete tower construction                1,969,165                556,565
    Tower rentals                                475,681                 59,444
    Other tower revenue                           43,354                203,167
                                            -------------          -------------

        Total tower revenue                    4,050,590              5,386,107

    Other operating revenue                        -                    270,000
                                       ------------------           ------------

        Total revenues                         4,050,590              5,656,107
                                              -----------            -----------

Costs and expenses:
    Cost of goods sold and constructed         3,408,561              4,315,723
    General and administrative                   444,704                367,845
    Selling expenses                             425,465                281,756
    Research and development                      82,385                143,839
                                            -------------           ------------

        Total cost and expenses                4,361,115              5,109,163
                                              -----------            -----------

        (Loss) income from operations           (310,525)               546,944
                                             -------------          ------------

Other income (expense):
    Interest                                    (212,424)              (159,967)
    Miscellaneous                                 27,391                 18,531
                                            -------------          -------------

        Total other income (expense)            (185,033)              (141,436)
                                            -------------           ------------

(Loss) income before income taxes               (495,558)               405,508

Income tax benefit                               198,223                  -
                                                 ------------     --------------

Net (loss) income                            $  (297,335)           $   405,508
                                              ===========            ===========

Weighted average shares outstanding - basic    3,526,311              3,370,368
                                              ===========            ===========

Net (loss) income per common share - basic   $      (.08)            $     0.12
                                               ===========           ===========

Weighted average shares outstanding - diluted  3,526,311              3,566,078
                                               ==========             ==========

Net (loss) income per common share - diluted  $    (.08)            $      0.11
                                              ===========            ===========









     The accompanying notes are an integral part of these financial statements.

                                TOWER TECH, INC.

                       STATEMENT OF CASH FLOWS (UNAUDITED)


                                                      Three Months Ended
                                                          February 28,
                                                1998                     1997

Cash flows from operating activities:
    Net (loss) income                        $  (297,335)           $   405,508
Adjustments to reconcile net (loss) income
   to net cash used by operating activities:
     Depreciation and amortization               153,889                128,714
     Deferred tax benefit                       (198,223)                 -
     Payment on notes receivable                   7,267                  -
     Decrease (increase )in accounts receivable  283,443             (1,668,697)
     Decrease in accounts receivable, affiliate  156,477                  -
     (Increase) decrease in cost in excess of
        billings                                (344,099)                86,112
     (Increase) decrease in inventory         (1,072,114)               126,106
     Increase in prepaid expenses                (70,387)               (78,459)
     Decrease in other assets                     24,345                  8,857
     Increase in accounts payable              1,197,488                499,825
     Decrease in accounts payable, affiliate      (8,389)                 -
     Increase in billings in excess of costs      15,195                   -
     Increase (decrease )in interest payable and
      accrued liabilities                        121,835                (88,109)
     Decrease in deposits                        (55,169)              (129,114)
     Decrease in income tax payable              (24,000)                 -
                                                -------------     --------------

Net cash used in operating activities           (109,777)              (709,257)
                                             ------------           ------------

Cash flows from investing activities:
    Purchase of property and equipment        (2,210,292)              (870,492)
    Decrease in restricted assets                  2,062                653,073
    Additions to rental fleet                   (310,986)               (42,502)
    Purchase of patents                           (2,728)               (17,718)
                                           --------------          -------------

Net cash used in investing activities         (2,521,944)              (277,639)
                                              -----------           ------------

Cash flows from financing activities:
    Proceeds from borrowings                   5,003,324              1,000,000
    Repayments of long-term debt
        and capital lease obligations         (2,552,673)              (537,723)
    Decrease in book overdraft                  (193,999)                 -
                                                 ------------     --------------

Net cash provided by financing activities      2,256,652                462,277
                                              -----------           ------------

Net decrease in cash                            (375,069)              (524,619)

Cash at beginning of period                      551,954                850,332
                                             ------------           ------------

Cash at end of period                        $   176,885            $   325,713
                                              ===========            ===========


     The accompanying notes are an integral part of these financial statements.

                                TOWER TECH, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.    Interim Financial Statements

      The balance sheet as of February 28, 1998, and the related statement of operations for the three month period ended February 28, 1998 and 1997 and the statement of cash flows for the three month period ended February 28, 1998 and 1997 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

      These financial statements and notes are presented as permitted by Form 10-QSB and should be read in conjunction with the Company's financial statements and notes included in the annual report on Form 10-KSB.

2.    Recently Issued Accounting Pronouncement

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"). FAS 128 requires presentation of "basic" and "diluted" earnings per share, as defined, on the face of the income statement for all entities with complex capital structures. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior period earnings per share amounts. The Company has adopted FAS 128 and has restated all prior periods. FAS 128 requires a reconciliation of the numerators and denominators of the basic and diluted EPS computations. Options to purchase 210,894 shares of common stock at a weighted average price of $6.67 were outstanding during the three month period ended February 28, 1998 but were not included in the computation of diluted EPS because the effect of these outstanding options would be antidilutive. A reconciliation for the three months ended February 28, 1998 and 1997 is as follows:


                                           Income          Shares      Per Share
                                         (Numerator)    (Denominator)    Amount
                                       -----------------------------------------

For the period ended February 28, 1998
Basic EPS
  Loss available to common stockholders  ($297,335)       3,526,311      $(.08)
                                                                          ======
Effect of dilutive securities
  Employee stock options and warrants          -               -
                                         ----------       ----------
Diluted EPS
  Loss available to common stockholders and
    assumed conversions                  ($297,335)       3,526,311      $(.08)
                                          ========        =========       ======
For the period ended February 28, 1997
Basic EPS
Income available to common stockholders   $405,508        3,370,368       $.12
                                                                           ====
Effect of Dilutive Securities
  Employee stock options and warrants          -            195,710
                                         ----------        ---------
Diluted EPS
  Income available to common stockholders
  and  assumed conversions                $ 405,508        3,566,078       $.11
                                           =========       =========       ====

3.    Debt

       Effective December 31, 1997, the Company entered into a $3,500,000 line of credit agreement with a financial institution for working capital requirements and completion of the Company's manufacturing facility in Oklahoma City. This financing replaced a $2,000,000 line of credit payable to an individual. The outstanding balance at February 28, 1998 was $2,728,295. Interest is payable monthly at a variable rate of two basis points over national prime rate. The loan matures June 30, 1999. The agreement is collateralized by certain accounts receivable, inventory, rental fleet and patents. The Company has received a commitment to increase this line of credit to $5,000,000. Also, negotiations are in process to further increase this line of credit to help fund increases in the Company's rental fleet.

     In March 1998, the Company entered into a note payable for $572,000. Principal and interest payments of $8,206 are due monthly and matures December 2003. The note bears interest at 10%. The note is collateralized by certain equipment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Three Months Ended February 28, 1998 Compared to Three Months Ended February 28, 1997

         For the three months ended February 28, 1998, total tower revenues decreased to $4,050,590 from $5,386,107 for the comparable period in the prior year. During the current three month period, 39 percent of total tower revenues was derived from sales of 41 modular fiberglass cooling towers, 48 percent of total tower revenues was derived from construction of the modular concrete tower, 12 percent of total tower revenues was derived from rental of modular fiberglass cooling towers and 1 percent of total tower revenues was derived from other revenues. In the comparable three month period of 1997, 85 percent of total tower revenues was derived from sales of 107 modular fiberglass cooling towers, 10 percent of total tower revenues was derived from construction of the modular concrete tower, 1 percent of total tower revenues was derived from rental of modular cooling towers, and 4 percent of total tower revenues was derived from other tower revenues. Other tower revenues consist primarily of sales of modular tower parts and service, accessory equipment, water treatment equipment and water treatment chemicals. The decrease in fiberglass tower revenues for 1998 is due not only to the decrease in the quantity of units sold but also to the sales of smaller capacity, less expensive units. The decrease in the number of units sold is due primarily to the delays in the completion and occupancy of the Oklahoma City (OKC) plant combined with delays in the delivery of the manufacturing equipment and tooling. It is estimated that these delays will continue to have a negative impact on the second quarter 1998. However, the Company has tried to minimize the impact by continuing to aggressively market and sell its TTMT series modular fiberglass cooling tower which is continuing to be assembled in its Chickasha, Oklahoma plant. The increase in concrete tower revenues is due to the increase in the number and size of jobs completed and in process. The increase in tower rentals is due to an increase in the number of rental contracts as well as an increase in the contract amount. The Company has been focusing on marketing this segment of the business and has increased the number of units available for rental. Accordingly, steady growth in rental tower revenues is anticipated. Other tower revenue is down from the previous year due to the same reasons that tower sales decreased. No licensing agreements were finalized in the first quarter of fiscal 1998 although negotiations are in process for agreements in China and Northern Europe. Other operating revenues for the three months ended February 28, 1997 includes technology transfer fees which were realized as a result of a license agreement with Tecno Procesos Industriales covering the Republic of Mexico.

         The Company's cost of goods sold and constructed during the three-month period ended February 28, 1998, was $3,408,561, or 84 percent of total tower revenues, as compared to $4,315,723 or 80 percent of total tower revenues during the comparable period in 1997. The decrease in cost of goods sold and constructed during the first quarter of 1998 resulted from decreased production and sales of the modular fiberglass cooling towers. Overall margin for the first quarter 1998 decreased primarily as a result of lower fiberglass tower sales which was partially offset by an increase in rental revenues, which is a higher margin operation. Included in the cost of goods sold for the first quarter 1998 is $85,000 to retrofit and service towers previously sold. This compares to expenditures of $144,000 during the comparable period in the prior year. In 1995, design changes were made and a complete quality control system was implemented which management believes will continue to control such per unit expenditures in future periods.

         The three month period ended February 28, 1998 reflected a 21 percent increase in general and administrative expenses from $367,845 in 1997 to $444,704. The increase is due mainly to the addition of office staff and related expenses, and additional expenses related to the OKC facility. Selling expenses increased from $281,756 to $425,465 due to increased sales and marketing efforts for both the TTMT Series and the concrete modular cooling towers, including an increase in sales staff and expenses related primarily to the opening of direct international sales offices. Management expects the increased investment to have a positive impact on revenues in future periods. Research and development expenses decreased from $143,839 in the first quarter of 1997 to $82,385 in the first quarter of 1998. Although the Company has no fixed research and development budget, management does expect to continue to research refinements in cooling tower design and construction.

         The Company's loss from operations for the three months ended February 28, 1998 was $310,525 as compared to income of $546,944 for the comparable period in the prior year. After interest expense, miscellaneous items, and income tax benefit, the Company's net loss is $297,335 compared to net income of $405,508 for the quarter ended February 28, 1997.

         The Company recognized an income tax benefit of $198,223 for the three months ended February 28, 1998, compared to no income tax benefit or expense for the comparable period in 1997. FAS 109 requires that the Company record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred income tax assets depends on the Company's ability to generate sufficient taxable income in the future. Management has determined that, based on the Company's ability to generate taxable income in two consecutive years (1996 and 1997), it is more likely than not that the Company will realize the deferred tax assets.

         The Company's estimated backlog for the next three quarters of fiscal year 1998 is over $15.5 million including a total of six contracts for the TTCT Series concrete cooling towers and/or parts totaling $4.2 million, four contracts are scheduled for completion in the second quarter of 1998 and the remaining contracts are projected to be completed in the last half of 1998. Interest in this product has continued to increase in both the United States and international markets. The estimated backlog for the TTMT Series fiberglass cooling towers is $7.3 million. Actual deliveries of the TTMT Series towers and the timing of these deliveries, is dependent upon when the OKC plant is fully operational . The Company expects to begin full production in May 1998. Rental tower backlog is over $4.0 million with $.8 million scheduled for second quarter 1998 and the balance scheduled for the last half of 1998.

Liquidity and Capital Resources

       At February 28, 1998, the Company had working capital of $6,307,697 as compared to working capital of $6,904,910 at November 30, 1997. The Company's cash flow provided by (used in) its operating, investing and financing activities during first quarter 1998 and 1997 are as follows:


                                      1998                      1997
                                      ----                      ----

Operating activities               ($109,777)                ($709,257)
Investing activities              ($2,521,944)               ($277,639)
Financing activities               $2,256,652                 $462,277


       The Company's capital requirements for its continuing operations consist of its general working capital needs, scheduled payments on its debt obligations and capital expenditures. Management anticipates that the Company's operating activities will require cash during 1998, which primarily relates to the anticipated growth in receivables and inventory levels to support expanding sales. The Company tries to minimize its inventory of component parts, although minimum order requirements of some suppliers can cause inventory levels to fluctuate significantly from period to period. Bringing the manufacturing processes in-house will enable the Company to better manage inventory levels and reduce costs when the new manufacturing facility is fully operational. However, fluctuations in inventory levels are still expected due to the size of planned production runs of components. Management also attempts to manage accounts receivable to increase cash flow, but it is anticipated that accounts receivable will increase as sales increase. Other significant variances in working capital items can also be expected. Also, the Company's concrete construction projects will have a greater effect on working capital requirements in the future. At February 28, 1998, net costs in excess of billing and estimated earnings on uncompleted contracts were $1,063,546 as compared to net costs in excess of billings and estimated earnings on uncompleted contracts of $385,604 at February 28, 1997. Normally, concrete construction projects provide for progress payments of the contract price with a retainage of 10 to 15 percent payable after completion of the project.

       Scheduled principal payments on capital leases will total $152,461 over the next twelve months. In addition, $622,460 of principal payments will become due on the Company's debt during the next twelve months.

       Substantially all of the Company's planned capital expenditures during 1998 will be related to the completion of the new manufacturing facility, construction of the new office facility in south Oklahoma City, and increases in the rental fleet as necessary to meet demand. Management estimates the Company's total investment in the new manufacturing facility will be $9 million, including $3.5 million to equip the facility. As of February 28, 1998, the Company had incurred approximately $8.4 million related to the manufacturing facility. The Company expects to begin full production in May 1998. Construction of the new office facility is expected to commence in April 1998 and be completed in December 1998. The manufacturing facility includes equipment to allow the Company to produce parts used in the TTMT Series cooling towers which have been purchased from outside vendors. Management believes that product costs can be reduced by producing these parts in-house. However, the Company may continue to incur unforeseen costs and production problems, particularly in the short term, in bringing these processes in-house.

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

       In September 1997, the Company entered into a loan agreement with the City of Oklahoma City under which a HUD Section 108 loan in the amount of $1,250,000 is available to the Company for start-up expenses of the manufacturing facility and associated working capital requirements. As of February 28, 1998, $285,025 of these funds had been advanced to the Company. Initially the loan bears interest at 20 basis points above the LIBOR rate, adjusted monthly, and interest only is payable quarterly. When HUD provides permanent financing, the interest rate becomes fixed at the rate charged by HUD to the City and principal and interest are payable quarterly based on an eight-year amortization period. The loan is collateralized by a second mortgage on the manufacturing facility.

       The Company has entered into an agreement with a lending institution for a total funding of $1,750,000 for equipment and tooling for the new manufacturing facility. In November 1997, the Company executed a note payable for initial funding of $731,890 and in December 1997, the Company executed an additional note payable for the second funding in the amount of $442,974. The final funding was in March 1998.

       Effective December 31, 1997, the Company entered into a $3,500,000 line of credit agreement with a financial institution for working capital requirements and completion of the Company's manufacturing facility in Oklahoma City. This financing replaced a $2,000,000 line of credit payable to an individual. The outstanding balance at February 28, 1998 was $2,728,295. Interest is payable monthly at a variable rate of two basis points over national prime rate. The loan matures June 30, 1999. The agreement is collateralized by certain accounts receivable, inventory, rental fleet and patents. The Company has received a commitment to increase this line of credit to $5,000,000. Also, negotiations are in process to further increase this line of credit to help fund increases in the Company's rental fleet.

       The Company has a line of credit at Chickasha Bank in the amount of $400,000 for short-term cash flow needs, of which $7,500 was outstanding at February 28, 1998. The Company also has a $1,200,000 credit arrangement with one of its major vendors to fund materials purchased from the vendor of which $575,840 was outstanding and included in accounts payable at February 28, 1998.

       The Company has received a $2,000,000 loan commitment for the Oklahoma City office facility which is expected to cost approximately $2.1 million. The commitment to fund is contingent upon completion of normal title procedures. Management expects to close this financing in April 1998.

       The Company believes it has sufficient capital resources to fund its capital requirements for at least the next four quarters. Management is very pleased with the continued improvement in the Company's liquidity and capital resources and believes that the Company's improved financial position will facilitate additional growth. Although the Company's financial position has improved, substantial growth beyond that expected by management could increase the Company's capital requirements and require it to obtain additional capital to maintain its growth. Management recognizes that the Company is highly leveraged and that while financial leverage can increase the Company's return on equity, it also increases the risk presented to equity owners of the Company.

Year 2000 Compliance

       Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, computer applications could fail or create erroneous results by or at the Year 2000. The Company is in the process of determining whether its computer programs are affected by the Year 2000 issue or whether the costs of making its systems Year 2000 compliant or the consequences of failing to take necessary actions would have a material impact on the Company's financial position or results of operations. The Company is currently implementing a new financial software system which is Year 2000 compliant.


Forward Looking Statements

       Statements of the Company's or management's intentions, beliefs, anticipations, expectations and similar expressions concerning future events contained in this report constitute "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995. As with any future event, there can be no assurance that the events described in forward looking statements made in this report will occur or that the results of future events will not vary materially from those described in the forward looking statements made in this report. Important factors that could cause the Company's actual performance and operating results to differ materially from the forward looking statements include, but are not limited to, changes in the general level of economic activity in the markets served by the Company, competition in the cooling tower industry and the introduction of new products by competitors, delays in refining the Company's manufacturing and construction techniques, cost overruns on particular projects, availability of capital sufficient to support the Company's level of activity and the ability of the Company to implement its business strategy, including timely and efficient production of its products and utilization of the new OKC plant.


Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

       None.

                                     PART II

Item 6.  Exhibits and Reports on Form 8-K.

         (a) The following exhibits have been filed as part of this registration statement:

    Exhibit No.      Description

    3.1-1            Amended and Restated Certificate of Incorporation  of Tower
                     Tech, Inc.

    3.2-1            Amended Bylaws of Tower Tech, Inc.

    3.3-1            Amendment to Bylaws

    4.1-7            Form of 10% Subordinated Convertible Debenture

    4.2              Omitted

    4.3-1            Form of Stock Certificate

    4.4-1            Form of Underwriters' Warrants

    4.5-8            Form of Placement Agent Warrants

    4.10-3 Registration Rights Agreement, dated February 2, 1996 among Tower Tech, Inc., Lancer LP, Michael Taglich, and Robert Taglich.

    10.1-5 Promissory Note between Tower Tech, Inc., and Campbell, Hurley, Campbell and Campbell, dated August 1, 1996.

    10.2-10 Loan Agreement between Tower Tech, Inc., and the City of Oklahoma City, dated September 8, 1997.

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

    10.11-1 U. S. Patent No.5,152,458 entitled AUTOMATICALLY ADJUSTABLE FLUID DISTRIBUTOR issued October 6, 1992

    10.12-1 U. S. Patent No. 5,227,095 entitled MODULAR COOLING TOWER issued July 13, 1993

    10.13-1 Exclusive License Agreement by and between Harold D. Curtis and Tower Tech, Inc.

    10.14-1 Assignment by and between Harold D. Curtis, as Assignor, and Tower Tech, Inc., as Assignee

    10.15-1 Assignment of Invention Contained in PCT Application by and between Harold D.Curtis, as Assignor, and Tower Tech, Inc., as Assignee

    10.16-1 Assignment of Patent by and between Harold D. Curtis, as Assignor, and Tower Tech, Inc., as Assignee, of Patent No. 5,227,095

    10.17-4        1993 Stock Option Plan, as amended

    10.18 Promissory Note between Tower Tech, Inc. and Southwestern Bank & Trust Company, dated December 31, 1997

    10.19          Omitted

    10.20          Omitted

    10.21          Omitted

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


       (b) The Company did not file any reports on Form 8-K during the quarter ended February 28, 1998.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                TOWER TECH, INC.
                                  (Registrant)

Date:  April 17, 1998               ss/ HAROLD CURTIS
       --------------               -----------------
                                    Harold Curtis, Chief Executive Officer

Date:  April 17, 1998               ss/CHARLES D. WHITSITT
       --------------               ----------------------
                                    Charles D. Whitsitt, Chief Financial Officer