Form 10QSB
period 1998-05-31
TOWER TECH INC
filed 1998-07-15
CIK 913034

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                        For the period ended May 31, 1998

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANG
       ACT OF 1934 [No Fee Required]

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

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ___ No ___

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.
         Common Stock    $.001 par value    3,576,311 shares as of July 10, 1998

                                      INDEX

                                TOWER TECH, INC.

Part 1. Financial Information
                                                                            PAGE
Item 1. Financial Statements (Unaudited)

        Balance Sheet-                May 31, 1998                           F-1

        Statement of Operations-      Three months ended May 31, 1998
                                      and 1997, and six months ended
                                      May 31, 1998 and 1997                  F-2

        Statement of Cash Flows-      Six months ended May 31, 1998
                                      and 1997                               F-4

        Notes to Financial Statements-May 31, 1998                           F-5

Item 2  Management's Discussion and Analysis of Financial Condition and Results
        of Operations                                                          3

Part 4  Other Information

Item 4  Submission of Matters to a Vote of Security Holders                   10

Item 6  Exhibits and Reports on Form 8-K                                      11

Signatures                                                                    15

                                TOWER TECH, INC.
                            BALANCE SHEET (UNAUDITED)

                                                                 May 31, 1998
Assets
Current assets:
    Cash                                                          $     325,193
    Accounts receivable, net of allowance
        for doubtful accounts of $297,645                             6,045,276
    Accounts receivable, affiliate                                      169,309
    Notes receivable, current                                           201,357
    Receivables from officers and employees                             169,913
    Costs and estimated earnings in excess of
        billings on uncompleted contracts                             1,900,662
    Inventory                                                         5,170,435
    Restricted assets - current                                         158,350
    Prepaid expenses                                                    237,288
    Deferred tax asset                                                  117,147
                                                                 ---------------

        Total current assets                                         14,494,930

    Property, plant and equipment, net                               14,171,427
    Rental fleet, net                                                 4,726,948
    Patents, net                                                        225,246
    Deferred tax asset                                                1,229,001
    Notes receivable, non-current, net of unamortized
        discount of $49,587                                             666,789
    Other assets                                                        664,850
                                                                  --------------

        Total assets                                                $36,179,191

Liabilities and Stockholders' Equity
Current liabilities:
    Current maturities of long-term debt                          $     955,194
    Current maturities of obligations under capital lease               155,659
    Accounts payable                                                  6,660,614
    Accounts payable, affiliate                                          77,764
    Accrued liabilities                                               1,629,947
    Interest payable                                                    326,192
    Customer deposits                                                   956,973
    Income tax payable                                                    3,698
                                                                  --------------

        Total current liabilities                                    10,766,041

Long-term debt, net                                                  19,147,177

Obligations under capital lease                                         206,669

Stockholders' equity:
    Common stock, $.001 par value; 10,000,000 shares
      authorized; 3,576,311 shares issued and outstanding                 3,577
    Capital in excess of par                                          8,278,561
    Deficit                                                          (2,222,834)
                                                                   -------------

        Total stockholders' equity                                    6,059,304

        Total liabilities and stockholders' equity                  $36,179,191

    The accompanying notes are an integral part of these financial statements

                                TOWER TECH, INC.
                       STATEMENT OF OPERATIONS (UNAUDITED)

                                                     Three Months Ended
                                                May 31,                May 31,
                                                 1998                   1997
Sales and other operating revenue:
    Tower sales                              $ 2,512,733            $ 3,351,615
    Concrete tower sales                       2,390,056              1,105,489
    Tower rentals                                704,753                324,880
    Other tower revenue                          257,691                287,604
                                             ------------           ------------

        Total tower revenue                    5,865,233              5,069,588
                                              -----------            -----------

Costs and expenses:
    Cost of goods sold and constructed         5,712,658              3,918,558
    General and administrative                   629,600                295,031
    Selling expenses                             462,885                291,029
    Research and development                     112,787                124,311
                                             ------------           ------------

        Total cost and expenses                6,917,930              4,628,929
                                              -----------            -----------

        (Loss) income from operations         (1,052,697)               440,659
                                              -----------           ------------

Other income (expense):
    Interest, net                               (248,182)              (178,731)
    Miscellaneous                                 43,616                 13,528
                                            -------------          -------------

        Total other income (expense)            (204,566)              (165,203)
                                             ------------           ------------

(Loss) income before income taxes             (1,257,263)               275,456

Income tax benefit                               502,905                -
                                             -----------            ------------

Net (loss) income                            $  (754,358)           $   275,456
                                              ===========            ===========

Weighted average shares outstanding - basic    3,544,644              3,371,567
                                              ===========            ===========

Net (loss) income per common share - basic    $      (.21)           $      .08
                                              ============           ===========

Weighted average shares outstanding - diluted  3,544,644              3,512,710
                                              ===========            ===========

Net (loss) income per common share - diluted   $      (.21)          $      .08
                                               ==========             ==========


              The accompanying notes are an integral part of these
                             financial statements.

                                TOWER TECH, INC.
                       STATEMENT OF OPERATIONS (UNAUDITED)

                                                      Six Months Ended
                                                May 31,                May 31,
                                                 1998                   1997
Sales and other operating revenue:
    Tower sales                              $ 4,075,183            $ 7,918,545
    Concrete tower sales                       4,359,222              1,662,054
    Tower rentals                              1,180,433                384,324
    Other tower revenue                          300,985                490,771
                                             ------------           ------------

        Total tower revenue                    9,915,823             10,455,694

Other operating revenue                        -                        270,000
                                             ------------           ------------

        Total revenues                         9,915,823             10,725,694
                                              -----------            -----------


Costs and expenses:
    Cost of goods sold and constructed         9,121,219              8,234,280
    General and administrative                 1,074,304                662,875
    Selling expenses                             888,350                572,785
    Research and development                     195,171                268,150
                                            -------------          -------------

        Total cost and expenses               11,279,044              9,738,090
                                              -----------            -----------

        (Loss) income from operations         (1,363,221)               987,604
                                              -----------          -------------

Other income (expense):
    Interest, net                               (460,607)              (338,698)
    Miscellaneous                                 71,007                 32,059
                                           --------------         --------------

        Total other income (expense)            (389,600)              (306,639)
                                             ------------           ------------

(Loss) income before income taxes             (1,752,821)               680,965

Income tax benefit                               701,128               -
                                                    ------------    ------------

Net (loss) income                            $(1,051,693)          $    680,965
                                              ===========           ============

Weighted average shares outstanding - basic    3,535,377              3,371,567
                                              ===========            ===========

Net (loss) income per common share - basic    $     (.30)            $      .20
                                              ===========            ===========

Weighted average shares outstanding - diluted  3,535,377              3,536,931
                                              ===========            ===========

Net (loss) income per common share - diluted   $    (.30             $      .19
                                              ===========             ==========


    The accompanying notes are an integral part of these financial statements

                                TOWER TECH, INC.
                       STATEMENT OF CASH FLOWS (UNAUDITED)

                                                    Six Months Ended

                                                May 31,                May 31,
                                                 1998                   1997
Cash flows from operating activities:
    Net (loss) income                       $ (1,051,693)          $    680,965
    Adjustments to reconcile net (loss)
      income to net cash provided by
      operating activities:
        Depreciation and amortization            328,531                279,992
        Payment on note receivable                59,849                   -
        Bad debt expense                         125,000                   -
        Deferred tax benefit                    (701,128)                  -
        Increase in accounts receivable         (530,238)            (1,384,116)
        Decrease in accounts receivable -
          affiliate                              157,986                   -
        Increase in costs in excess of
          billings                            (1,181,215)               (38,033)
        Increase in inventory                 (2,142,779)               (25,581)
        Increase in prepaid expenses            (108,015)              (113,584)
        Decrease in other assets                  51,408                  6,085
        Increase in accounts payable           4,399,386              1,108,562
        Increase in accounts payable -
          affiliate                               67,187                   -
        Increase (decrease) in interest payable
          and accrued liabilities              1,036,560                (82,802)
        Increase (decrease) in deposits          842,939               (124,970)
        Decrease in income tax payable           (25,403)                  -
                                                    ------------     -----------

Net cash provided by operating activities      1,328,375                306,518
                                              -----------           ------------

Cash flows from investing activities:
    Purchase of property and equipment        (4,675,924)            (2,263,066)
    Decrease in restricted assets                  2,118              1,579,935
    Additions to rental fleet                 (2,779,256)              (930,237)
    Increase in patent costs                     (19,058)               (40,195)
                                            -------------          -------------

Net cash used in investing activities         (7,472,120)            (1,653,563)
                                              -----------            -----------

Cash flows from financing activities:
    Proceeds from borrowings                  13,669,905              2,135,000
    Repayments of long-term debt              (7,783,922)            (1,318,305)
    Proceeds from exercise of options
     and warrants                                225,000                 32,000
    Decrease in book overdraft                  (193,999)              -
                                             -------------           -----------

Net cash provided by financing activities      5,916,984                848,695
                                              -----------           ------------

Net decrease in cash                            (226,761)              (498,350)

Cash at beginning of period                      551,954                850,332
                                             ------------           ------------

Cash at end of period                        $   325,193            $   351,982
                                              ===========            ===========


   The accompanying notes are an integral part of these financial statements.

                                TOWER TECH, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.    Interim Financial Statements

      The balance sheet as of May 31, 1998, and the related statements of operations for the three month and six month periods ended May 31, 1998 and 1997 and the statement of cash flows for the six month period ended May 31, 1998 and 1997 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

      These financial statements and notes are presented as permitted by Form 10-QSB and should be read in conjunction with the Company's financial statements and notes included in the annual report on Form 10-KSB.

2.    Recently Issued Accounting Pronouncement

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"). FAS 128 requires presentation of "basic" and "diluted" earnings per share, as defined, on the face of the income statement for all entities with complex capital structures. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior period earnings per share amounts. The Company has adopted FAS 128 and has restated all prior periods. FAS 128 requires a reconciliation of the numerators and denominators of the basic and diluted EPS computations. Options to purchase 210,894 shares of common stock at a weighted average price of $6.67 were outstanding during the three month and six month periods ended May 31, 1998 but were not included in the computation of diluted EPS because the effect of these outstanding options would be antidilutive. A reconciliation for the three month and six month periods ended May 31, 1997 is as follows:

                                                    Income    Shares   Per Share
                                                 (Numerator)(Denominator)  Amt
                                                  ______________________________
      For the three month period ended May 31, 1997:

      Basic EPS
         Income available to common stockholders    $275,456   3,371,567   $.08
                                                                            ====
      Effect of dilutive securities
         Employee stock options and warrants            -        141,143
                                                   ----------   ----------
      Diluted EPS
      Income available to common stockholders
         and assumed conversions                    $275,456   3,512,710   $.08
                                                   ==========  =========    ====
      For the six month period ended May 31, 1997:

      Basic EPS
         Income available to common stockholders    $680,965    3,371,567  $.20
                                                                            ====
      Effect of dilutive securities
         Employee stock options and warrants             -        165,364
                                                   ----------   ----------
      Diluted EPS
         Income available to common stockholders
         and assumed conversions                   $680,965     3,536,931  $.19
                                                  ===========   =========   ====

                                       F-5

3.    Debt

       Effective December 31, 1997, the Company entered into a $3,500,000 line of credit agreement with a financial institution for working capital requirements and completion of the Company's manufacturing facility in Oklahoma City. During the current quarter this line was increased to $6,500,00. This financing replaced a $2,000,000 line of credit payable to an individual. The outstanding balance at May 31, 1998 was $4,200,721. Interest is payable monthly at a variable rate of two basis points over national prime rate. The loan matures June 30, 1999. The agreement is collateralized by certain accounts receivable, inventory, rental fleet and patents. The Company has received a commitment to increase this line of credit to $5,000,000. Also, negotiations are in process to further increase this line of credit to help fund increases in the Company's rental fleet and growth in accounts receivable and inventory.

     In April 1998, the Company finalized a $2,000,000 construction loan for the Oklahoma City office facility which is expected to cost approximately $2.1 million. The loan matures in April 1999 and bears interest at 9.5%, payable monthly.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Three Months Ended May 31, 1998 Compared to Three Months Ended May 31, 1997

         For the three months ended May 31, 1998, total tower revenues increased to $5,865,233 from $5,069,588 for the comparable period in the prior year. During the current three month period, 43 percent of total tower revenues was derived from sales of 77 modular fiberglass cooling towers, 41 percent of total tower revenues was derived from construction of the modular concrete tower, 12 percent of total tower revenues was derived from rental of modular fiberglass cooling towers and 4 percent of total tower revenues was derived from other revenues. In the comparable three month period of 1997, 66 percent of total tower revenues was derived from sales of 86 modular fiberglass cooling towers, 22 percent of total tower revenues was derived from construction of the modular concrete tower, 6 percent of total tower revenues was derived from rental of modular cooling towers, and 6 percent of total tower revenues was derived from other tower revenues. Other tower revenues consist primarily of sales of modular tower parts and service, accessory equipment and water treatment equipment. The decrease in fiberglass tower revenues for 1998 is due not only to the decrease in the quantity of units sold but also to the sales of smaller capacity, less expensive units. The decrease in the number of units sold is due primarily to the delays in the completion and occupancy of the Oklahoma City (OKC) plant combined with delays in the delivery of the manufacturing equipment and tooling. It is estimated that these delays will have a significantly smaller negative impact on the third quarter 1998. The Company has tried to minimize the impact by continuing to aggressively market and sell its TTMT series modular fiberglass cooling tower which is continuing to be assembled in its Chickasha, Oklahoma plant. In addition to the delays, the Company entered into a rental contract for 80 of the Company's largest modular fiberglass cooling towers. Over 70 of these towers had to be produced during April and May for rental start-up beginning in June 1998. Consequently, several customer deliveries were rescheduled for third quarter 1998. The rental revenue from this large rental project will be recognized mostly in the third quarter of 1998. The increase in concrete tower revenues is due to the increase in the number and size of jobs completed and in process. The increase in tower rentals is due to an increase in the number of rental contracts as well as an increase in contract amounts. The Company has been focusing on marketing this segment of the business and has significantly increased the number of units available for rental. Management believes that the Company now has the largest rental cooling tower fleet in the industry. Accordingly, steady growth in rental tower revenues is anticipated. Other tower revenue is down from the previous year due to the same reasons that tower sales decreased. No licensing agreements were finalized in the second quarter of fiscal 1998 although negotiations are continuing for agreements in China and Northern Europe.

         The Company's cost of goods sold and constructed during the three month period ended May 31, 1998 was $5,712,658, or 97 percent of total tower revenues, as compared to $3,918,558 or 77 percent of total tower revenues during the comparable period in 1997. The increase in cost of goods sold and constructed during the second quarter of 1998 resulted from increased construction costs of the modular concrete cooling towers. Overall margin for the second quarter 1998 decreased primarily as a result of concrete cooling tower cost overruns mainly on two projects. Total estimated losses on these projects were recognized in the second quarter 1998. Lower margins were also incurred in the modular fiberglass cooling line due to the additional costs associated with the OKC plant, equipment and tooling delays. However, those decreases in margins were partially offset by an increase in rental revenues, which is a higher margin operation. Included in the cost of goods sold for the second quarter 1998 is $87,234 to retrofit and service towers previously sold. This compares to expenditures of $106,399 during the comparable period in the prior year. In 1995, design changes were made and a complete quality control system was implemented which management believes will continue to control such per unit expenditures in future periods.

         The three month period ended May 31, 1998 reflected a 113 percent increase in general and administrative expenses from $295,031 in 1997 to $629,600. The increase is due mainly to the addition of office staff and related expenses, additional expenses related to the OKC facility, and an increase of $125,000 in the allowance for doubtful accounts. Selling expenses increased from $291,029 to $462,885 due to increased sales and marketing efforts for both the TTMT Series and the concrete modular cooling towers, including an increase in sales staff and expenses related primarily to the opening of direct domestic and international sales offices. Management expects the increased investment to have a positive impact on revenues in future periods. Research and development expenses decreased from $124,311 in the second quarter of 1997 to $112,787 in the second quarter of 1998. Although the Company has no fixed research and development budget, management does expect to continue to research refinements in cooling tower design and construction.

         The Company's loss from operations for the three months ended May 31, 1998 was $1,052,697 as compared to income of $440,659 for the comparable period in the prior year. After interest expense, miscellaneous items, and income tax benefit, the Company's net loss is $754,358 compared to net income of $275,456 for the quarter ended May 31, 1997.

         The Company recognized an income tax benefit of $502,905 for the three months ended May 31, 1998, compared to no income tax benefit or expense for the comparable period in 1997. FAS 109 requires that the Company record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred income tax assets depends on the Company's ability to generate sufficient taxable income in the future. Management has determined that, based on the Company's ability to generate taxable income in two consecutive years (1997 and 1996), it is more likely than not that the Company will realize the deferred tax assets.

         The Company's estimated backlog for the next two quarters of fiscal year 1998 is almost $13.0 million including a total of 6 contracts for the TTCT Series concrete cooling towers and/or parts totaling $2.8 million. These contracts are scheduled for completion in the third quarter of 1998. Interest in this product has continued to increase in both the United States and international markets. The estimated backlog for the TTMT Series fiberglass cooling towers is $6.3 million. $4.9 million is scheduled for delivery in the third quarter and the balance in fourth quarter 1998. The Company expects the OKC plant to be 80% operational in August 1998 and 100% operational by the end of the fiscal year. Rental tower backlog is over $3.8 million with substantially all scheduled for third quarter 1998. This will have a significant positive impact on third quarter operations.

     Six Months Ended May 31, 1998 Compared to Six Months Ended May 31, 1997

         For the six months ended May 31, 1998, total tower revenues decreased to $9,915,823 from $10,455,694 for the comparable period in the prior year. During the current six month period 41 percent of total tower revenues was derived from sales of 118 modular fiberglass cooling towers, 44 percent of total tower revenues was derived from construction of the new modular concrete cooling towers, 12 percent of total tower revenues was derived from rental of modular fiberglass cooling towers, and 3 percent of total tower revenues was derived from other tower revenue. In the comparable six month period in 1997, 75 percent of total tower revenues was derived from sales of 193 modular cooling towers, 16 percent of total tower revenues was derived from construction of modular concrete towers, 3 percent of total tower revenues was derived from rental of modular cooling towers, and 5 percent of total tower revenues were derived from other tower revenue. The decrease in fiberglass tower revenues for 1998 is due not only to the decrease in the quantity of units sold but also to the sales of smaller capacity, less expensive units. The decrease in the number of units sold is due primarily to the delays in the completion and occupancy of the OKC plant combined with delays in the delivery of the manufacturing equipment and tooling. It is estimated that these delays will have a significantly smaller negative impact on the third quarter 1998. However, the Company has tried to minimize the impact by continuing to aggressively market and sell its TTMT series modular fiberglass cooling tower which is continuing to be assembled in its Chickasha, Oklahoma plant. In addition to the delays, the Company entered into a rental contract for 80 of the Company's largest modular fiberglass cooling towers. Over 70 of these towers had to be produced during April and May for rental start-up beginning in June 1998. Consequently several customer deliveries were rescheduled for third quarter 1998. The rental revenue from this large rental project will be recognized mostly in the third quarter of 1998. The increase in concrete tower revenues is due to the increase in the number and size of jobs completed and in process. The increase in tower rentals is due to an increase in the number of rental contracts as well as an increase in contract amount. The Company has been focusing on marketing this segment of the business and has significantly increased the number of units available for rental. Management believes that the Company now has the largest rental cooling tower fleet in the industry. Accordingly, steady growth in rental tower revenues is anticipated. Other tower revenue is down from the previous year due to the same reasons that tower sales decreased. No licensing agreements were finalized in the first or second quarters of fiscal 1998 although negotiations are continuing for agreements in China and Northern Europe. Other operating revenue for the six months ended May 31, 1997, consists of technology transfer fees which were realized as a result of license agreements with Tecno Procesos Industriales covering the Republic of Mexico. These technology transfer fees demonstrate the Company's ability to capitalize on the technology it develops. The Company is in the business of developing technology for the cooling tower industry and marketing that technology, either directly or in the form of products such as its TTMT Series cooling tower.

         The Company's cost of goods sold and constructed during the six month period ended May 31, 1998, was $9,121,219 or 92 percent of total tower revenues as compared to $8,234,280 or 79 percent during the comparable period in 1997. The increase in cost of goods sold and constructed during the second quarter of 1998 resulted from increased construction costs of the modular concrete cooling towers. Overall margin decreased as a result of concrete cooling tower cost overruns mainly on two projects, and lower margins were also incurred in the modular fiberglass cooling line due to the additional costs associated with the plant, equipment and tooling delays. However, these decreases in margin were partially offset by an increase in rental revenues, which is a higher margin operation. Included in cost of goods sold for the six month period ended May 31, 1998, is $172,234 to retrofit and service towers previously sold. This compares to six month retrofit and warranty costs of $249,200 during the same period in 1997. In 1995, design changes were made and a complete quality control system was implemented which management believes will control such expenditures in future periods.

         The six month period ended May 31, 1998 reflected a 62 percent increase in general and administrative expenses from $662,875 in 1997 to $1,074,304 in 1998. The increase is due mainly to the addition of office staff and related expenses, additional expenses related to the OKC facility, and an increase of $125,000 in the allowance for doubtful accounts. Selling expenses increased from $572,785 to $888,350. The increase is due to increased sales and marketing efforts for both the TTMT Series and the concrete modular cooling towers, including an increase in sales staff and expenses related primarily to the opening of direct domestic and international sales offices. Management expects increased investment in selling expenses to have a continued positive impact on revenues in future periods. Research and development expenses decreased from $268,150 in the first six months of 1997 to $195,171 in the first six months of 1998. Management expects to continue to conduct research to develop refinements in cooling tower design and construction. Although the Company has no fixed research and development budget, such costs are anticipated to continue at current levels.

         The Company's loss from operations for the six months ended May 31, 1998, was $1,363,221 as compared to income from operations of $987,604 for the comparable period in the prior year. After interest expense, miscellaneous items and income tax benefit, the Company's net loss was $1,051,693 compared to a net income of $680,965 for the six months ended May 31, 1997.

Liquidity and Capital Resources

       At May 31, 1998, the Company had working capital of $3,728,889 as compared to working capital of $6,307,697 at February 28, 1998. The Company's cash flow provided by (used in) its operating, investing and financing activities during second quarter 1998 and 1997 are as follows:

                                     1998                               1997
                                     ----                               ----
Operating activities               $1,328,375                          $306,518
Investing activities             ($7,472,120)                       ($1,653,563)
Financing activities               $5,916,984                          $848,695


       The Company's capital requirements for its continuing operations consist of its general working capital needs, scheduled payments on its debt obligations and capital expenditures. Management anticipates that the Company's operating activities will require cash during 1998, which primarily relates to the anticipated growth in receivables and inventory levels to support expanding sales. The Company tries to minimize its inventory of component parts, although minimum order requirements of some suppliers can cause inventory levels to fluctuate significantly from period to period. Bringing the manufacturing processes in-house will enable the Company to better manage inventory levels and reduce costs when the new manufacturing facility is fully operational. However, fluctuations in inventory levels are still expected due to the size of planned production runs of components. Management also attempts to manage accounts receivable to increase cash flow, but it is anticipated that accounts receivable will increase as sales increase. Other significant variances in working capital items can also be expected. Also, the Company's concrete construction projects will have a greater effect on working capital requirements in the future. At May 31, 1998, costs in excess of billing and estimated earnings on uncompleted contracts were $1,900,662 as compared to net costs in excess of billings and estimated earnings on uncompleted contracts of $509,749 at May 31, 1997.
Normally, concrete construction projects provide for progress payments of the contract price with a retainage of 10 to 15 percent payable after completion of the project.

       Scheduled principal payments on capital leases will total $155,659 over the next twelve months. In addition, $955,194 of principal payments will become due on the Company's debt during the next twelve months.

       Substantially all of the Company's planned capital expenditures during 1998 will be related to the completion of the new manufacturing facility, construction of the new office facility in south Oklahoma City, and increases in the rental fleet as necessary to meet demand. Management estimates the Company's total investment in the new manufacturing facility will be $9 million, including $3.5 million to equip the facility. As of May 31, 1998, the Company had incurred substantially all the costs related to the manufacturing facility. Construction of the new office facility was commenced in April 1998 and should be completed in December 1998. The manufacturing facility includes equipment to allow the Company to produce parts used in the TTMT Series cooling towers which have been purchased from outside vendors. Management believes that product costs can be reduced by producing these parts in-house. However, the Company may continue to incur unforeseen costs and production problems, particularly in the short term, in bringing these processes in-house.

       The new manufacturing facility has been partially financed with a $4.4 million loan from the Oklahoma Industries Authority (the "OIA") and a portion of the proceeds of a private placement of $6 million, 10% Convertible Subordinated Debentures (the "Debentures"). The industrial revenue bonds were issued by the OIA in October 1997. The bonds are payable in quarterly installments of principal and interest in the amount of approximately $157,000. A debt service reserve fund of $157,000 was also set aside from the bond proceeds. The OIA holds a mortgage on the facility to collateralize the bond indebtedness.

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

       In September 1997, the Company entered into a loan agreement with the City of Oklahoma City under which a HUD Section 108 loan in the amount of $1,250,000 is available to the Company for start-up expenses of the manufacturing facility and associated working capital requirements. As of May 31, 1998, $1,225,025 of these funds had been advanced to the Company. Initially the loan bears interest at 20 basis points above the LIBOR rate, adjusted monthly, and interest only is payable quarterly. When HUD provides permanent financing, the interest rate becomes fixed at the rate charged by HUD to the City and principal and interest are payable quarterly based on an eight-year amortization period. The loan is collateralized by a second mortgage on the OKC manufacturing facility.

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

       Effective December 31, 1997, the Company entered into a $3,500,000 line of credit agreement with a financial institution for working capital requirements and completion of the Company's manufacturing facility in Oklahoma City. This line has been increased to $6,500,000. This financing replaced a $2,000,000 line of credit payable to an individual. The outstanding balance at May 31, 1998 was $4,200,721. Interest is payable monthly at a variable rate of two basis points over national prime rate. The loan matures June 30, 1999. The agreement is collateralized by certain accounts receivable, inventory, rental fleet and patents. Also, negotiations are in process to further increase this line of credit to help fund increases in the Company's rental fleet and growth in accounts receivable and inventory.

       The Company has a line of credit at Chickasha Bank in the amount of $400,000 for short-term cash flow needs, of which $357,000 was outstanding at May 31, 1998. This line of credit matures April 1, 1999. The Company also has a $1,200,000 credit arrangement with one of its major vendors to fund materials purchased from the vendor of which $1,138,000 was outstanding and included in accounts payable at May 31, 1998.

       In April 1998, the Company finalized a $2,000,000 construction loan for the Oklahoma City office facility which is expected to cost approximately $2.1 million. The loan matures in April 1999 and bears interest at 9.5%, payable monthly.

       Due to the loss for the first half of 1998 combined with the capital expenditures to expand the rental fleet, the Company believes it will need additional capital resources to fund its operations including capital requirements over the next four quarters. Accordingly, management is negotiating for an increase in its credit facility as well as exploring other debt or equity sources. Management recognizes that the Company is highly leveraged and that while financial leverage can increase the Company's return on equity, it also increases the risk presented to equity owners of the Company.

Year 2000 Compliance

       Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, computer applications could fail or create erroneous results by or at the Year 2000. The Company is in the process of determining whether its computer programs are affected by the Year 2000 issue or whether the costs of making its systems Year 2000 compliant or the consequences of failing to take necessary actions would have a material impact on the Company's financial position or results of operations. The Company is currently implementing a new financial software system that will cost approximately $100,000 which is Year 2000 compliant.

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

PART II


Item 4.       Submission of Matters to a Vote of Security Holders

       The annual meeting of stockholders of Tower Tech, Inc. was held on May 19, 1998 at 8:30 a.m. at the OKC plant facility. A total of 3,025,146 shares of common stock, which is 86 percent of the shares outstanding on April 9, 1998, were represented at the meeting, either in person or by proxy.

The following incumbent directors were re-elected for the next year.

VOTE TABULATION:
DIRECTORS:                        FOR                AGAINST             ABSTAIN
Leon Poag                         3,025,041          0                   105
Lincoln Whitaker                  3,019,041          0                   6,105
Randal Oberlag                    3,025,041          0                   105
Harold Curtis                     3,019,041          0                   6,105

     Coopers & Lybrand L.L.P. were appointed as independent accountants for Tower Tech, Inc. for the next year. The vote tabulation was as follows:

VOTE TABULATION:                   FOR                AGAINST            ABSTAIN
Coopers & Lybrand L.L.P.           3,022,996          8,375              2,850


These were all the matters submitted for a vote to the stockholders at the annual stockholders meeting.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) The following exhibits have been filed as part of this registration statement:

        Exhibit         Description
        Number

        3.1-1 Amended and Restated Certificate of Incorporation of Tower Tech, Inc.

        3.2-1           Amended Bylaws of Tower Tech, Inc.

        3.3-1           Amendment to Bylaws

        4.1-7           Form of 10% Subordinated Convertible Debenture

        4.2             Omitted

        4.3-1           Form of Stock Certificate

        4.4-1           Form of Underwriters' Warrants

        4.5-8           Form of Placement Agent Warrants

        4.10-3 Registration Rights Agreement, dated February 2, 1997, among Tower Tech, Inc., Lancer LP, Michael Taglich, and Robert Taglich.

        10.1-5 Promissory Note between Tower Tech, Inc., and Campbell, Hurley, Campbell and Campbell, dated August 1, 1997.

        10.2-10 Loan Agreement between Tower Tech, Inc., and the City of Oklahoma City, dated September 8, 1997.

        10.3-10 Form of Loan Agreement between Tower Tech, Inc., and Chickasha Bank & Trust, dated September 22, 1997.

        10.4-6 Loan Agreement between Tower Tech, Inc., and Oklahoma Industries Authority dated October 1, 1997

        10.5-7      Form of  Debenture  Purchase  Agreement  among the  Company,
                    Taglich Brothers, D'Amadeo Wagner & Company, Incorporated and various lenders.

        10.6-10 Promissory Note between Tower Tech, Inc. and Electrical Constructors, dated May 8, 1997

        10.7-10 Promissory Note between Tower Tech, Inc., as Maker, and Electrical Constructors, as Payee, dated May 8, 1997

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

        10.15-1 Assignment of Invention Contained in PCT Application by and between Harold D. Curtis, as Assignor, and Tower Tech, Inc., as Assignee

        10.16-1 Assignment of Patent by and between Harold D. Curtis, as Assignor, and Tower Tech, Inc., as Assignee, of Patent No. 5,227,095

        10.17-4     1993 Stock Option Plan, as amended

        10.18 Promissory Note between Tower Tech, Inc. and Southwestern Bank & Trust Company, dated December 31, 1997

        10.19 Water Line Agreement between the City of Oklahoma City and Tower Tech, Inc. dated November 1997

        10.20       Master  Security   Agreement  between  CIT   Group/Equipment
                    Financing, Inc and Tower Tech, Inc. dated October 31, 1997

        10.21 Promissory Note between Tower Tech, Inc. and Southwestern Bank & Trust Company, dated April 30,1998

        10.22       Business  Loan  Agreement   between  Tower  Tech,  Inc.  and
                    Southwestern Bank & Trust Company, dated April 30,1998

        10.23 Commercial Security Agreement between Tower Tech, Inc. and Southwestern Bank & Trust Company, dated April 30,1998

        10.24 Promissory Note between Tower Tech, Inc. and Local Federal Bank, dated June 10,1998

        10.25       Omitted

        10.26       Omitted

        10.27       Omitted

        10.28       Omitted

        10.29       Omitted

        10.30       Omitted

        10.31       Omitted

        10.32       Omitted

1 Incorporated by reference from the same numbered exhibit to Registration Statement No. 33-69574-FW, as filed with the Commission on September 29, 1993, and as amended.
2 Incorporated by reference from the same numbered exhibit to Form 10-QSB for the quarter ended August 31, 1997
3 Incorporated by reference from the same numbered exhibit to Form 10-KSB/A for the year ended November 30, 1995.
4 Incorporated by reference from the same numbered exhibit to Registration Statement No. 333-07337 on Form S-8.
5 Incorporated by reference from the same numbered exhibit to Form 10-QSB for the quarter ended August 31, 1997.
6 Incorporated by reference from the same numbered exhibit to Form 10-KSB for the year ended November 30, 1997.
7 Incorporated by reference from the same numbered exhibit to Form 10-QSB for the quarter ended May 31, 1997.
8 Incorporated by reference from the same numbered exhibit to Registration Statement No. 333-36501, Form S-3, as filed with the Commission on September 26, 1997.

10 Incorporated by reference from the same numbered exhibit to Form 10-QSB for the quarter ended August 31, 1997.

(b) The Company did not file any reports on Form 8-K during the quarter ended May 31, 1998.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TOWER TECH, INC.
                                      (Registrant)

Date:  July 10, 1998                ss/ HAROLD CURTIS
       -------------                -----------------
                                    Harold Curtis, Chief Executive Officer

Date: July 10, 1998                 ss/CHARLES D. WHITSITT
      -------------                 ----------------------
                                    Charles D. Whitsitt, Chief Financial Officer