Form 10QSB
period 1998-08-31
TOWER TECH INC
filed 1998-10-15
CIK 913034

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB
(Mark One)

[      X ]        QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES  EXCHANGE ACT OF 1934 [No Fee Required]

                      For the period ended August 31, 1998

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

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No
                                              ----
         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.
         Common Stock  $.001 par value   3,576,311 shares as of October 15, 1998

                                      INDEX

                                TOWER TECH, INC.

Part 1.  Financial Information
                                                                         Page
Item 1.   Financial Statements (Unaudited)

          Balance Sheet -              August 31, 1998                    F-1

          Statements of Operations -
              Three months ended August 31, 1998 and 1997,                F-2
              Nine months ended August 31, 1998, and 1997                 F-3

          Statements of Cash Flows -
              Nine months ended August 31, 1998 and 1997                  F-4

          Notes to Financial Statements - August 31, 1998                 F-5

Item 2.   Management's Discussion and Analysis of Financia
             Condition and Results of Operations                            3


Part 2.   Other Information

Item 1.   Legal Proceedings                                                 8

Item 6.   Exhibits and Reports on Form 8-K                                  8

SIGNATURES                                                                  11

                                   TOWER TECH, INC.
                              BALANCE SHEET (UNAUDITED)
                                                                  August 31 1998
Assets
Current assets:
     Cash                                                            $ 217,011
     Accounts receivable, net of allowance
       for doubtful accounts of $422,645                             6,007,612
     Accounts receivable, affiliate                                    385,746
     Notes receivable, current                                         201,357
     Receivables from officers and employees                           196,026
     Costs and estimated earnings in excess of billings
        on uncompleted contracts                                       687,000
     Inventory                                                       6,020,402
     Restricted assets-current                                         158,335
     Prepaid expenses                                                  261,967
     Deferred tax asset                                                169,147
                                                                   -------------
       Total current assets                                         14,304,603

     Property, plant and equipment, net                             14,862,593
     Rental fleet, net                                               6,864,873
     Patents, net                                                      228,380
     Deferred tax asset                                                775,667
     Notes receivable, non-current, net of unamortized
         discount of $44,628                                           676,707
     Other assets                                                      657,056
                                                                  --------------
                                                                  $ 38,369,879
                                                                  ==============
Liabilities and Stockholders' Equity
Current liabilities:
     Current maturities of long-term debt                          $ 8,722,078
     Current maturities of obligations under capital lease             158,357
     Accounts payable                                                5,334,537
     Accounts payable, affiliate                                         1,735
     Accured liabilities                                             1,125,435
     Interest payable                                                  273,416
     Customer deposits                                                 606,485
                                                                   -------------
         Total current liabilities                                  16,222,043
                                                                   -------------
Long-term debt, net                                                 15,315,170
                                                                   -------------
Obligations under capital lease, net                                   171,359
                                                                   -------------
Stockholders' equity
     Common stock, $.001 par value; 10,000,000 shares
        authorized; 3,576,311 shares isssued and outstanding             3,577
    Capital in excess of par                                         8,278,561
   Deficit                                                          (1,620,831)
                                                                   -------------
       Total stockholders' equity                                    6,661,307
                                                                   -------------
        Total liabilities and stockholders' equity                $ 38,369,879
                                                                  ==============

      The accompanying notes are an integral part of these financial statements.

                   TOWER TECH, INC.
           STATEMENTS OF OPERATIONS (UNAUDITED)

                                                   Three months ended
                                              August 31,            August 31,
                                                 1998                  1997
Sales and other operating revenue:
     Tower sales                             $ 2,723,161           $ 1,634,734
     Concrete tower sales                      1,108,455               612,024
     Tower rentals                             3,849,941               755,301
     Other tower revenue                         381,398             1,025,657
                                              -----------           ------------
        Total tower revenue                    8,062,955             4,027,716

     Other operating revenue                    -                      250,000
                                             ------------           ------------
                                               8,062,955             4,277,716
Costs and expenses:
     Cost of goods sold and constructed        5,276,083             2,616,053
     General and administrative                  658,111               366,507
     Selling expenses                            499,702               309,180
     Research and development                    375,446               255,364
                                             ------------           ------------
         Total costs and expenses              6,809,342             3,547,104
                                             ------------           ------------
         Income from operations                1,253,613               730,612
                                             ------------           ------------
Other income (expense):
    Interest, net                               (265,901)             (164,055)
    Miscellaneous                                 15,624                36,748
                                              -----------           ------------
         Total other income (expense)           (250,277)             (127,307)
                                              -----------           ------------
Income before income taxes                     1,003,336               603,305

Income tax expense                              (401,334)             -
                                               ----------            -----------
Net income                                     $ 602,002             $ 603,305
                                               ==========            ===========

Weighted average shares outstanding-basic      3,526,311             3,380,026
                                               ==========            ===========

Net income per common share-basic              $    0.17             $    0.18
                                               ==========            ===========

Weighted average shares outstanding-diluted    3,526,311             3,462,271
                                               ==========            ===========

Net income per common share-diluted            $    0.17             $    0.17
                                               ==========            ===========
   The accompanying notes are an integral part of these financial statements.

              TOWER TECH, INC.
           STATEMENTS OF OPERATIONS (UNAUDITED)

                                                    Nine Months Ended
                                              August 31,            August 31,
                                                 1998                  1997
Sales and other operating revenue:
    Tower sales                              $ 6,798,284           $ 9,555,308
    Concrete tower sales                       5,467,676             2,274,078
    Tower rentals                              5,030,374             1,139,625
    Other tower revenue                          682,443             1,514,401
                                             ------------          -------------
      Total tower revenue                     17,978,777            14,483,412

    Other operating revenue                     -                      520,000
                                             ------------          -------------
                                              17,978,777            15,003,412
Costs and expenses:
    Cost of goods sold and constructed        14,397,302            10,850,333
    General and administrative                 1,732,415             1,029,383
    Selling expenses                           1,388,052               881,965
    Research and development                     570,617               523,515
                                              -----------           ------------
                                              18,088,386            13,285,196
                                              -----------           ------------
    Income (loss) from operations               (109,609)            1,718,216
                                              -----------           ------------
Other income (expense):
    Interest                                    (726,508)             (502,753)
    Miscellaneous                                 86,631                68,807
                                              -----------           ------------
                                                (639,877)             (433,946)
                                              -----------           ------------
Income (loss) before income taxes               (749,486)            1,284,270

Income tax benefit                               299,794              -
                                              -----------            -----------
Net income (loss)                             $ (499,692)          $ 1,284,270
                                              ===========          ============

Weighted average shares outstanding-basic      3,532,355             3,381,226
                                              ===========          =============

Net income (loss) per common share-basic      $    (0.13)            $    0.38
                                              ===========           ============

Weighted average shares outstanding-diluted    3,532,355             3,533,420
                                              ===========           ============

Net income (loss) per common share-diluted    $    (0.13)            $    0.36
                                              ===========           ============




   The accompanying notes are an integral part of these financial statements.

           STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                     Nine Months Ended
                                             August 31,          August 31,
                                                1998                1997
Cash flows from operating activities:

   Net income (loss)                          $ (449,692)          $ 1,284,270
     Adjustments to reconcile net income
       (loss)
       to net cash provided (used) by
       operating activities:
         Depreciation and amortization             600,534             437,705
         Decrease (increase) in notes
           receivable                               49,931            (625,000)
         Bad debt expense                          125,000               -
         Deferred tax benefit                     (299,794)             -
         Increase in accounts receivable          (518,687)           (894,300)
         Increase in accounts receivable-
           affiliate                              (58,451)              -
         Decrease in costs in excess of billings    32,447             252,669
         Increase in inventory                  (2,992,746)           (699,207)
         Increase in prepaid expenses             (132,694)           (106,950)

         Decrease in other assets                   59,202              25,777
         Increase in accounts payable            3,073,309             264,855
         Decrease in accounts payable-affiliate     (8,842)              -
         Increase (decrease) in interest payable
            and accrued liabilities                488,393            (247,660)
         Decrease in income tax payable            (38,222)              -
         Increase (decrease) in deposits           492,451            (129,114)
                                                 ----------          -----------
Net cash provided (used) by operating activities    422,139            (436,955)
                                                 ----------          -----------
Cash flows from investing activities:
      Purchase of property and equipment        (5,501,708)         (4,214,531)
      Decrease in restricted assets                  2,133           3,254,890
      Additions to rental fleet                 (5,043,665)         (1,279,657)
      Increase in patent costs                     (25,811)            (49,828)
                                                -----------         ------------
Net cash used in investing acitivies           (10,569,051)         (2,289,126)
                                               ------------         ------------
Cash flows from financing activities:
      Proceeds from borrowings, net of costs    28,028,096           9,533,682
      Repayments of long-term debt             (18,247,128)         (7,133,629)
      Proceeds from exercise of warrants and
        options                                    225,000             894,501
      Decrease in book overdraft                  (193,999)              -
                                                -----------         ------------
Net cash provided by financing activities        9,811,969           3,294,554
                                                -----------         ------------
Net (decrease) increase in cash                   (334,943)            568,473

Cash at beginning of period                        551,954             850,332
                                                 ----------         ------------
Cash at end of period                            $ 217,011         $ 1,418,805
                                                 ==========        =============
   The accompanying notes are an integral part of these financial statements

                                TOWER TECH, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



1.    Interim Financial Statements

      The balance sheet as of August 31, 1998, and the related statements of operations for the three month and nine month periods ended August 31, 1998 and 1997 and the statements of cash flows for the nine month period ended August 31, 1998 and 1997 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

      These financial statements and notes are presented as permitted by Form 10-QSB and should be read in conjunction with the Company's financial statements and notes included in the annual report on Form 10-KSB.

2.    Recently Issued Accounting Pronouncement

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"). FAS 128 requires presentation of "basic" and "diluted" earnings per share, as defined, on the face of the income statement for all entities with complex capital structures. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior period earnings per share amounts. The Company has adopted FAS 128 and has restated all prior periods. FAS 128 requires a reconciliation of the numerators and denominators of the basic and diluted EPS computations. Options and warrants to purchase 382,556 shares of common stock at a weighted average price of $6.91 were outstanding during the three month and nine month periods ended August 31, 1998 but were not included in the computation of diluted EPS because the effect of these outstanding options would be antidilutive. A reconciliation for the three month and nine month periods ended August 31, 1997 is as follows:

                                             Income       Shares      Per Share
                                           (Numerator) (Denominator)    Amount
                                        ----------------------------------------
      For the three month period ended
         August 31, 1997:
      Basic EPS
         Income available to common
           stockholders                     $ 603,305    3,380,026    $   .18
                                                                        ========
      Effect of dilutive securities
         Employee stock options and warrants   -            82,245
                                            -----------   ----------
      Diluted EPS
         Income available to common
           stockholders and assumed
           conversions                      $ 603,305     3,462,271    $  .17
                                            =========     =========     ========

      For the nine month period ended August 31, 1997:

      Basic EPS
         Income available to common
           stockholders                     $1,284,270     3,381,226    $  .38
                                                                        ========
      Effect of dilutive securities
         Employee stock options and
           warrants                              -           152,194
                                           -------------   ----------
      Diluted EPS
         Income available to common
           stockholders and assumed
           conversions                      $1,284,270     3,533,420    $  .36
                                            ==========     =========    ========

3.    Debt

      Effective December 31, 1997, the Company entered into a $3,500,000 line of credit agreement with a financial institution for working capital requirements and completion of the Company's manufacturing facility in Oklahoma City. During the second and third quarters this line was increased to $8,500,000. The outstanding balance at August 31, 1998 was $7,530,521. Interest is payable monthly at a variable rate of two points over national prime rate. $3.5 million of the loan matures on October 31, 1998, and the remaining $5 million on June 30, 1999. The agreement is collateralized by certain accounts receivable, inventory, rental fleet and patents. Management is negotiating to restructure and/or extend the maturity dates of this credit facility.


4.    Subsequent Event

      In October 1998, the Company initiated the process of a private placement of 10% Convertible Debentures in the minimum amount of $4,833,334 and a maximum of $8,700,000. Up to $6,000,000 of the purchase price for the new debentures will be paid by the Company's existing debenture holders exchanging at face value their existing debentures and the remaining amount of the purchase price will be new indebtedness incurred by the Company. This placement will provide gross cash proceeds of $1,500,000 minimum to $2,700,000 maximum.


5.    Litigation

      The Company is a party to litigation styled Tower Tech, Inc. v. Goodyear Rubber & Tire Company, U.S.D.C. Western District Court of Oklahoma Case No. CIV-97-1682-T. The complaint filed by the Company is for judgment against Goodyear Rubber & Tire Company ("Goodyear") for $78,000 for the balance due for construction of a cooling tower at Goodyear's Lawton, Oklahoma plant. Goodyear has counterclaimed that the Company's tower was negligently constructed and that the Company breached its contract. As a result, Goodyear claims that it has sustained actual damages of $1,200,000 and has demanded judgment against the Company for that amount. The case is set for trial on December 7, 1998 and is being vigorously defended by the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended August 31, 1998 Compared to Three Months Ended August 31,1997

         Total tower revenues were $8,062,955 for the three months ended August 31, 1998, compared to $4,027,716 in the same period in the prior year. During the current three month period, 34 percent of total tower revenues was derived from sales of 84 modular fiberglass cooling towers, 14 percent of total tower revenues was derived from design and construction of modular concrete towers, 48 percent of total tower revenues was derived from rental of modular fiberglass cooling towers and 4 percent of total tower revenues was derived from other revenues. In the comparable three month period of 1997, 41 percent of total tower revenues was derived from sales of 54 modular fiberglass cooling towers, 15 percent of total tower revenues was derived from construction of modular concrete towers, 19 percent of total tower revenues was derived from rental of modular cooling towers, and 25 percent of total tower revenues was derived from other tower revenues. Other tower revenues consist primarily of sales of modular tower parts and service, accessory equipment and water treatment equipment. The increase in fiberglass tower revenues for 1998 is due mainly to the increase in the quantity of units sold. The increase in concrete tower revenues is due to the increase in the number and size of jobs completed and in process. The increase in tower rentals is due to the rental of 80 of the Company's largest modular fiberglass cooling towers. The rental revenue from this large project was substantially all recognized in the third quarter of 1998. The Company has been focusing on marketing this segment of the business and has significantly increased the number of units available for rental. Management believes that the Company now has the largest rental cooling tower fleet in the industry. Other tower revenue is down from the previous year due to less sales of proprietary parts to licensees. No licensing agreements were finalized in the third quarter of 1998 although negotiations are continuing for agreements in China and Northern Europe.

     The Company's cost of goods sold and constructed during the three month period ended August 31, 1998 was $5,276,083 or 65 percent of total tower revenues, as compared to $2,616,053 or 65 percent of total tower revenues during the comparable period in 1997. The increase in cost of goods sold and constructed during the third quarter of 1998 resulted from increased sales of modular fiberglass cooling towers and increased sales of the modular concrete cooling towers. Overall marginpercentage for the third quarter 1998 remained consistent. However, lower margins were realized in both the modular fiberglass and modular concrete cooling tower lines. The lower margins in the two cooling tower lines were offset by an increase in rental revenues which is a higher margin operation. Lower margins in the modular fiberglass cooling tower line is due to the delays in the completion and occupancy of the Oklahoma City (OKC) plant combined with delays in the delivery of the manufacturing equipment and tooling. It is estimated that these delays will continue to have a negative impact on fourth quarter 199 margins and operations.

         Included in the cost of goods sold for the third quarter 1998 is $131,000 to retrofit and service towers previously sold. This compares to expenditures of $119,000 during the comparable period in the prior year. The Company has a complete quality control system in place which management believes will control such expenditures in future periods. Management believes that the previously established reserve of $100,000 is sufficient to cover future costs to retrofit and service towers previously sold.

         The three month period ended August 31, 1998 reflected an 80 percent increase in general and administrative expenses from $366,507 in 1997 to $658,111 in 1998. The increase is due mainly to the addition of office staff and related expenses, additional expenses related to the OKC facility, and an increase of $125,000 in the allowance for doubtful accounts. Selling expenses increased from $309,180 to $499,702 due to increased sales and marketing efforts for both the cooling tower lines, water treatment, accessory equipment and rental towers. This includes an increase in sales staff and expenses related primarily to the opening of direct domestic and international sales offices. Management expects the increased investment to have a positive impact on revenues in future periods. Research and development expenses increased from $255,364 in the third quarter of 1997 to $375,446 in the third quarter of 1998. Although the Company has no fixed research and development budget, management does expect to continue to research refinements in cooling tower design and construction.

         The Company's income from operations for the three months ended August 31, 1998 was $1,253,613 as compared to income of $730,612 for the comparable period in the prior year. After interest expense, miscellaneous items, and income tax expense, the Company's net income was $602,002 compared to net income of $603,305 for the quarter ended August 31, 1997.

     The Company recognized income tax expense of $401,334 for the three months ended August 31, 1998, compared to no income tax benefit or expense for the comparable period in 1997. FAS 109 requires that the Company record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred income tax assets depends on the Company's ability to generate sufficient taxable income in the future. Management has determined that, based on the Company's ability to generate taxable income in two consecutive years (1997 and 1996), it is more likely than not that the Company will realize the deferred tax assets.

     Currently, the estimated backlog is $7.1 million including two contracts for the modular concrete cooling towers totaling $.8 million. One project is scheduled for completion in November 1998 and the other project is scheduled to start and complete in the second quarter of 1999. Estimated backlog for the modular fiberglass cooling towers is $5.8 million. $4.8 million is scheduled for delivery in the fourth quarter 1998, with the balance scheduled for delivery in the first half of fiscal year 1999.

 Nine Months Ended August 31, 1998 Compared to Nine Months Ended August 31, 1997

         For the nine months ended August 31, 1998, total tower revenues increased to $17,978,777 from $14,483,412 for the comparable period in the prior year. During the current nine month period, 38 percent of total tower revenues was derived from sales of 202 modular fiberglass cooling towers, 30 percent of total tower revenues was derived from construction of the modular concrete cooling towers, 28 percent of total tower revenues was derived from rental of modular fiberglass cooling towers, and 4 percent of total tower revenues was derived from other tower revenue. In the comparable nine month period in 1997, 66 percent of total tower revenues was derived from sales of 247 modular cooling towers, 16 percent of total tower revenues was derived from design and construction of modular concrete towers, 8 percent of total tower revenues was derived from rental of modular cooling towers, and 10 percent of total tower revenues were derived from other tower revenue. Other tower revenues consist primarily of modular tower parts sales and service, accessory equipment, and water treatment equipment. The decrease in fiberglass tower revenues for 1998 is due not only to the decrease in the quantity of units sold but also to the sales of smaller capacity, less expensive units. The decrease in the number of units sold is due primarily to the delays in the completion and occupancy of the OKC plant combined with delays in the delivery of the manufacturing equipment and tooling. It is estimated that these delays will have a negative impact on the fourth quarter 1998. The increase in concrete tower revenue is due to the increase in the number and size of jobs completed and in process. The increase in tower rentals is due mainly to one rental contract for 80 of the Company's largest modular fiberglass cooling towers in the third quarter of 1998. The Company has been focusing on marketing this segment of the business and has significantly increased the number of units available for rental. Management believes that the Company now has the largest rental cooling tower fleet in the industry. Other tower revenue is down from the previous year due to the same reasons that tower sales decreased combined with less sales of proprietary parts to licensees. No licensing agreements were finalized in the first nine months of fiscal 1998 although negotiations are continuing for agreements in China and Northern Europe. Other operating revenue for the nine months ended August 31, 1997, consists of technology transfer fees which were realized as a result of license agreements with Tecno Procesos Industriales covering the Republic of Mexico. These technology transfer fees demonstrate the Company's ability to capitalize on the technology it develops. The Company is in the business of developing technology for the cooling tower industry and marketing that technology, either directly or in the form of products such as its modular cooling towers.

         The Company's cost of goods sold and constructed during the nine month period ended August 31, 1998, was $14,397,302 or 80 percent of total tower revenues as compared to $10,850,333 or 75 percent during the comparable period in 1997. Overall margin decreased as a result of concrete cooling tower cost overruns and lower margins were also incurred in the modular fiberglass cooling tower line due to the additional costs associated with the plant, equipment and tooling delays. However, these decreases in margin were mostly offset by an increase in rental revenues, which is a higher margin operation. Included in cost of goods sold for the nine month period ended August 31, 1998 is $303,000 to retrofit and service towers previously sold. This compares to nine month retrofit and warranty costs of $368,000 during the same period in 1997. The Company has a complete quality control system in place which management believes will control such expenditures in future periods.

         The nine month period ended August 31, 1998 reflected a 68 percent increase in general and administrative expenses from $1,029,383 in 1997 to $1,732,415 in 1998. The increase is due mainly to the addition of office staff and related expenses, additional expenses related to the OKC facility, and an increase of $400,000 in the allowance for doubtful accounts. Selling expenses increased from $818,965 to $1,388,052. The increase is due to increased sales and marketing efforts for both cooling tower lines, water treatment, accessory equipment and rental towers. This includes an increase in sales staff and expenses related primarily to the opening of direct domestic and international sales offices. Due to the downturn in the international economy, the Company has taken steps to curtail expenses in the international areas. Management expects the overall increased investment in selling expenses to have a continued positive impact on revenues in future periods. Research and development expenses increased from $523,515 in the first nine months of 1997 to $570,617 in the first nine months of 1998. Management expects to continue to conduct research to develop refinements in cooling tower design and construction. Although the Company has no fixed research and development budget, such costs are anticipated to be less than current levels.

         The Company's loss from operations for the nine months ended August 31, 1998, was $109,609 as compared to income from operations of $1,718,216 for the comparable period in the prior year. After interest expense, miscellaneous items and income taxes, the Company's net loss was $449,692 compared to a net income of $1,284,270 for the nine months ended August 31, 1997.


Liquidity and Capital Resources

       At August 31, 1998, the Company had working capital deficit of $1,917,440 as compared to working capital of $3,728,889 at May 31, 1998. The Company's cash flow provided by (used in) its operating, investing and financing activities for the nine months ended August 31, 1998 and 1997 are as follows:

                                  1998                               1997
                                  ----                               ----

Operating activities            $422,139                          ($436,955)
Investing activities        ($10,569,051)                       ($2,289,126)
Financing activities          $9,811,969                         $3,294,554

       The Company's capital requirements for its continuing operations consist of its general working capital needs, scheduled payments on its debt obligations and capital expenditures. The Company tries to minimize its inventory of component parts, although minimum order requirements of some suppliers can cause inventory levels to fluctuate significantly from period to period. Although bringing the manufacturing processes in-house has taken almost a year longer than expected and has cost substantially more than anticipated, it will enable the Company to better manage inventory levels and reduce costs when the new manufacturing facility is fully operational. However, fluctuations in inventory levels are still expected due to the size of planned production runs of components. Management also attempts to manage accounts receivable to increase cash flow, but it is anticipated that accounts receivable will increase as sales increase. Other significant variances in working capital items can also be expected. Also, the Company's concrete construction projects have an effect on working capital requirements. At August 31, 1998, costs and estimated earnings in excess of billings on uncompleted contracts were $687,000 as compared to net costs and estimated earnings in excess of billings on uncompleted contracts of $219,047 at August 31, 1997. Normally, concrete construction projects provide for progress payments of the contract price with a retainage of 10 to 15 percent payable after completion of the project. However, in an effort to control costs and profits on future concrete cooling tower projects, the Company will utilize precast panels in lieu of "tilt-up" on site construction.

       Scheduled principal payments on capital leases will total $158,357 over the next twelve months. In addition, $8,722,078 of principal payments will become due on the Company's debt during the next twelve months. Approximately $7,500,000 of this current debt is due on the Company's line of credit. Management is negotiating to restructure and/or extend this line of credit.

         Substantially all of the Company's planned capital expenditures during 1998 will be related to the completion of the new manufacturing facility and construction of the new office facility in south Oklahoma City. Management estimates the Company's total investment in the new manufacturing facility will be $9 million, including $3.5 million to equip the facility. As of August 31, 1998, the Company had incurred substantially all the costs related to the manufacturing facility. Construction of the new office facility was commenced in April 1998 and should be completed early in 1999. The manufacturing facility includes equipment to allow the Company to produce parts used in the modular cooling towers which have been purchased from outside vendors. Management believes that product costs can be reduced by producing these parts in-house. However, the Company may continue to incur unforeseen costs and production problems, particularly in the short term, in bringing these processes in-house.

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

       The Debentures were issued by the Company during the third quarter of 1997, yielding net proceeds of approximately $5,467,000. The Debentures bear interest at 10 percent, which is payable semiannually, and mature on June 10, 2000. The principal balance of each Debenture is convertible into shares of common stock at a price of $8.75 per share at the option of each Debenture holder or at the option of the Company if the closing price of the common stock is at least 175% of the conversion price for 20 of 30 consecutive trading days and certain other conditions are satisfied. (See further discussion below.)

       In September 1997, the Company entered into a loan agreement with the City of Oklahoma City under which a HUD Section 108 loan in the amount of $1,250,000 is available to the Company for start-up expenses of the manufacturing facility and associated working capital requirements. As of August 31, 1998, $1,225,025 of these funds had been advanced to the Company. Initially the loan bears interest at 20 basis points above the LIBOR rate, adjusted monthly, and interest only is payable quarterly. When HUD provides permanent financing, the interest rate becomes fixed at the rate charged by HUD to the City and principal and interest are payable quarterly based on an eight-year amortization period. The loan is collateralized by a second mortgage on the OKC manufacturing facility.

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

       Effective December 31, 1997, the Company entered into a $3,500,000 line of credit agreement with a financial institution for working capital requirements and completion of the Company's manufacturing facility in Oklahoma City. This line has been increased to $8,500,000 to help fund increases in the Company's rental fleet. The outstanding balance at August 31, 1998 was $7,530,721. Interest is payable monthly at a variable rate of two points over national prime rate. $3,500,000 of this line of credit matures October 31, 1998. The remaining $5,000,000 matures June 30, 1999. The agreement is collateralized by certain accounts receivable, inventory, rental fleet and patents. Management is negotiating to restructure and/or extend the maturity dates of this credit facility.

       The Company has a line of credit at Chickasha Bank in the amount of $400,000 for short-term cash flow needs, of which $357,000 was outstanding at August 31, 1998. This line of credit matures April 1, 1999. The Company also has a $1,200,000 credit arrangement with one of its major vendors to fund materials purchased from the vendor all of which was outstanding and included in accounts payable at August 31, 1998.

       In April 1998, the Company finalized a $2,000,000 construction loan for the Oklahoma City office facility which is expected to cost approximately $2.1 million. The loan matures in April 1999 and bears interest at 9.5%, payable monthly. At August 31, 1998, $345,385 was outstanding.

       Due to the loss for the first nine months of 1998 combined with the capital expenditures to expand the rental fleet, the Company believes it will need additional capital resources to fund its operations including capital requirements over the next four quarters. Accordingly, the Company has in process a private placement of 10% Convertible Debentures due December 31, 2000, in the minimum amount of $4,833,334 and a maximum of $8,700,000. Up to $6,000,000 of the purchase price for new debentures will be paid by the Company's existing debenture holders exchanging at face value their existing debentures and the remaining amount of the purchase price will be new indebtedness incurred by the Company. This placement will provide gross cash proceeds of $1,500,000 minimum to $2,700,000 maximum. Management recognizes that the Company is highly leveraged and that while financial leverage can increase the Company's return on equity, it also increases the risk presented to equity owners of the Company. Management believes that completion of the private placement, renogotiated/extended line of credit terms and cash generated from operations will eliminate the working capital deficit and provide sufficient capital to fund the Company's requirements for the next four quarters.
However, there can be no assurance that the Company will be able to complete the private placement or renogotiate/extend the line of credit terms, and its failure to do so would curtail the Company's growth and operating results.


Year 2000 Compliance

       Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, computer applications could fail or create erroneous results by or at the Year 2000
(Y2K). Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Y2K problems, resulting in part from the uncertainty of the Y2K readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Y2K failures will have a material impact on the Company's results of operations, liquidity or financial condition. However, for the past 17 months the company has been testing, upgrading and/or replacing computer hardware and software in order to address the impact the Y2K may have on its products and information technology environment. During the last year, the Company has upgraded its accounting system and main application software to the latest versions available from the software developers at a cost of approximately $100,000. Each of these various software developers has stated that the version(s) of software to which the Company upgraded is or will be made Y2K compliant. Any computer equipment, plant production equipment, hardware or software found to not be Y2K compliant is being, or will be upgraded or replaced as needed in order to insure uninterrupted normal operation of production and office processes. Also, critical vendors, partners and creditors are being queried as to the steps they are taking to be sure they are Y2K compliant.


Forward Looking Statements

       Statements of the Company's or management's intentions, beliefs, anticipations, expectations and similar expressions concerning future events contained in this report constitute "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995. As with any future event, there can be no assurance that the events described in forward looking statements made in this report will occur or that the results of future events will not vary materially from those described in the forward looking statements made in this report. Important factors that could cause the Company's actual performance and operating results to differ materially from the forward looking statements include, but are not limited to, changes in the general level of economic activity in both domestic and international markets served by the Company, competition in the cooling tower industry and the introduction of new products by competitors, delays in refining the Company's manufacturing and construction techniques, cost overruns on particular projects, availability of capital sufficient to support the Company's level of activity and the ability of the Company to implement its business strategy, including timely and efficient production of its products and utilization of the new OKC plant.

Part 2.    Other Information

Item 1.    Legal Proceedings

           The Company is a party to litigation styled Tower Tech, Inc. v. Goodyear Rubber & Tire Company, U.S.D.C. Western District Court of Oklahoma Case No. CIV-97-1682-T. The complaint filed by the Company is for judgment against Goodyear Rubber & Tire Company ("Goodyear") for $78,000 for the balance due for construction of a cooling tower at Goodyear's Lawton, Oklahoma plant. Goodyear has counterclaimed that the Company's tower was negligently constructed and that the Company breached its contract. As a result, Goodyear claims that it has sustained actual damages of $1,200,000 and has demanded judgment against the Company for that amount. The case is set for trial on December 7, 1998 and is being vigorously defended by the Company.

Item 6.  Exhibits and Reports on Form 8-K.

        (a) The following exhibits have been filed as part of this registration statement:

        Exhibit    Description
        Number

        3.1-1 Amended and Restated Certificate of Incorporation of Tower Tech, Inc.

        3.2-1       Amended Bylaws of Tower Tech, Inc.

        3.3-1       Amendment to Bylaws

        4.1-7       Form of 10%  Subordinated  Convertible  Debenture, due June
                    30, 2000

        4.2         Omitted

        4.3-1       Form of Stock Certificate

        4.4-1       Form of Underwriters' Warrants

        4.5-8       Form of Placement Agent Warrants

        4.10        Omitted

        10.1-5 Promissory Note between Tower Tech, Inc. and Local Federal Bank, dated June 24, 1998

        10.2-10 Loan Agreement between Tower Tech, Inc., and the City of Oklahoma City, dated September 8, 1997.

        10.3-10 Form of Loan Agreement between Tower Tech, Inc., and Chickasha Bank & Trust, dated September 22, 1997.

        10.4-6 Loan Agreement between Tower Tech, Inc., and Oklahoma Industries Authority dated October 1, 1997

        10.5-7      Form of  Debenture  Purchase  Agreement  among the  Company,
                    Taglich Brothers, D'Amadeo Wagner & Company, Incorporated and various lenders.

        10.6-5 Promissory Note between Tower Tech, Inc. and Electrical Constructors, dated May 8, 1997, and amendment extending maturity date.


        10.7-5 Promissory Note between Tower Tech, Inc., as Maker, and Electrical Constructors, as Payee, dated May 8, 1997, and amendment extending maturity date.

        10.8-5 Promissory Note between Tower Tech, Inc., and Electrical Constructors, dated March 25, 1997, and amendment extending maturity date.

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

        10.14-1 Assignment by and between Harold D. Curtis, as Assignor, and Tower Tech, Inc., as Assignee

        10.15-1 Assignment of Invention Contained in PCT Application by and between Harold D. Curtis, as Assignor, and Tower Tech, Inc., as Assignee

        10.16-1 Assignment of Patent by and between Harold D. Curtis, as Assignor, and Tower Tech, Inc., as Assignee, of Patent No. 5,227,095

        10.17-4     1993 Stock Option Plan, as amended

        10.18-5 Promissory Note between Tower Tech, Inc. and Southwestern Bank & Trust Company, dated July 27, 1998

        10.19-3 Water Line Agreement between the City of Oklahoma City and Tower Tech, Inc. dated November 1997

        10.20-3     Master  Security   Agreement  between  CIT   Group/Equipment
                    Financing, Inc and Tower Tech, Inc. dated October 31, 1997

        10.21-3 Promissory Note between Tower Tech, Inc. and Southwestern Bank & Trust Company, dated April 30,1998


        10.22-3     Business  Loan  Agreement   between  Tower  Tech,  Inc.  and
                    Southwestern Bank & Trust Company, dated April 30,1998

        10.23-3 Commercial Security Agreement between Tower Tech, Inc. and Southwestern Bank & Trust Company, dated April 30,1998

        10.24-3 Promissory Note between Tower Tech, Inc. and Local Federal Bank, dated June 10,1998

        10.25-5 Promissory Note between Tower Tech, Inc. and Local Federal Bank, dated February 18, 1998

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

3 Incorporated by reference from the same numbered exhibit to Form 10-QSB for the quarter ended May 31, 1998

4 Incorporated by reference from the same numbered exhibit to Registration Statement No. 333-07337 on Form S-8.

5      Filed herewith.

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

       (b) The Company filed a report on Form 8-K on October 5, 1998.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                TOWER TECH, INC.
                                    Registrant)

Date: October 15, 1998              ss/ HAROLD CURTIS
----------------------              -----------------
                                    Harold Curtis, Chief Executive Officer

Date: October 15, 1998              ss/CHARLES D. WHITSITT
----------------------              ----------------------
                                    Charles D. Whitsitt, Chief Financial Officer