Form 10QSB/A
period 1998-08-31
TOWER TECH INC
filed 1998-10-26
CIK 913034

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                  Form 1O-QSB/A
                                  AMENDMENT #1
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                      For the period ended August 31, 1998

[     ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [No Fee Required]


                         For the transition period from

                         Commission file number 1-12556



                                TOWER TECH, INC.
                  name of small business issuer in its charter)

         Oklahoma                                       73-1210013
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)



11935 South 144 Service Road, Oklahoma City, Oklahoma             73173
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number 405/290-7788


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


                         (ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDING DURING THE PAST FIVE YEARS)

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ___No __

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.
         Common Stock   $001 par value   3,576,311 shares as of October 15, 1998

                                TOWER TECH, INC.
                              NOTE TO AMENDMENT #1

This amendment is filed to correct the statement of operations for the nine ended August 31, 1998, for a mathematical error in calculating net loss. Net loss was originally reported as $499,692 and is amended to $449,692.

                                   TOWER TECH, INC.
                              BALANCE SHEET (UNAUDITED)


                                                               August 31, 1998
Assets
Current assets:
     Cash                                                       $    217,011




     Accounts receivable, net of allowance
       for doubtful accounts of $422,645                           6,007,612

     Accounts receivable, affiliate                                  385,746

     Notes receivable, current                                       201,357
      receivables from officers and employes                         196,026
   Costs and estimated earnings in excess of billings
        on uncompleted contracts                                     687,000
     Inventory                                                     6,020,402
     Restricted assets-current                                       158,335
     Prepaid expenses                                                261,967
     Deferred tax asset                                              169,147
                                                                 ------------
       Total current assets                                       14,304,603

   Property, plant and equipment, net                             14,862,593
     Rental fleet, net                                             6,864,873
     Patents, net                                                    228,380
     Deferred tax asset                                              775,667
     Notes receivable, non-current,
       net of unamortized discount of $44,628                        676,707
     Other assets                                                    657,056
                                                               --------------
                                                                $ 38,369,879
                                                               ==============
Liabilities and Stockholders' Equity
Current liabilities:
     Current maturities of long-term debt                       $  8,722,078
     Current maturities of obligations under capital lease           158,357
     Accounts payable                                              5,334,537
     Accounts payable, affiliate                                       1,735
     Accured liabilities                                           1,125,435
     Interest payable                                                273,416
     Customer deposits                                               606,485

         Total current liabilities                                16,222,043
                                                                -------------
Long-term debt, net                                               15,315,170
                                                                -------------
Obligations under capital lease, net                                 171,359
                                                                -------------
Stockholders' equity
     Common stock, $.001 par value; 10,000,000 shares
        authorized; 3,576,311 shares isssued and outstanding           3,577
    Capital in excess of par                                       8,278,561
   Deficit                                                        (1,620,831)
                                                                 ------------

       Total stockholders' equity                                    6,661,307
                                                                    ------------

        Total liabilities and stockholders' equity                $ 38,369,879
                                                                  ==============

      The accompanying notes are an integral part of these financial statements.

                                          F-1


                   TOWER TECH, INC.
           STATEMENTS OF OPERATIONS (UNAUDITED)
                                                     Three months ended
                                               August 31,           August 31,
                                                 1998                  1997
Sales and other operating revenue:
     Tower sales                             $ 2,723,161           $ 1,634,734
     Concrete tower sales                      1,108,455               612,024
     Tower rentals                             3,849,941               755,301
                                                 381,398             1,025,657
                                              ----------            ------------
        Total tower revenue                    8,062,955             4,027,716
     Other operating revenue                        -                  250,000
                                              ----------            ------------

                                               8,062,955             4,277,716
                                              ----------            ------------
Costs and expenses:
     Cost of goods sold and constructed        5,276,083             2,616,053
     General and administrative                  658,111               366,507
     Selling expenses                            499,702               309,180
     Research and development                    375,446               255,364
                                               ---------             -----------

         Total costs and expenses              6,809,342             3,547,104
                                               ---------             ----------

         Income from operations                1,253,613               730,612
                                               ---------             -----------
Other income (expense):
    Interest, net                               (265,901)             (164,055)
    Miscellaneous                                 15,624                36,748
                                               ----------            -----------

    Total other income (expense)                (250,277)             (127,307)
                                               ----------            -----------

Income before income taxes                      1,003,336               603,305

Income tax expense                               (401,334)                  -
                                                ----------           -----------

Net income                                     $ 602,002             $  603,305
                                               ===========           ===========

Weighted average shares outstanding-basic       3,526,311             3,380,026
                                               ===========           ===========

Net income per common share-basic             $      0.17            $     0.18
                                              ============           ===========

Weighted average shares outstanding-diluted     3,526,311             3,462,271
                                              ============           ===========

Net income per common share-diluted                  0.17                  0.17
                                              ============           ===========

   The accompanying notes are an integral part of these financial statements.

                                       F-2

                   TOWER TECH, INC.
           STATEMENTS OF OPERATIONS (UNAUDITED)
                                                      Nine Months Ended
                                             August 31,            August 31,
                                                1998                  1997

Sales and other operating revenue:
    Tower sales                              $ 6,798,284           $ 9,555,308
    Concrete tower sales                       5,467,676             2,274,078
    Tower rentals                              5,030,374             1,139,625
    Other tower revenue                          682,443             1,514,401
                                             -----------           -------------
      Total tower revenue                     17,978,777            14,483,412

    Other operating revenue                          -                 520,000
                                             -----------           -------------
                                              17,978,777            15,003,412
                                             -----------           ------------

Costs and expenses:
    Cost of goods sold and constructed        14,397,302            10,850,333
    General and administrative                 1,732,415             1,029,383
    Selling expenses                           1,388,052               881,965
    Research and development                     570,617               523,515
                                              -----------           ------------

                                              18,088,386            13,285,196
                                              -----------           ------------

    Income (loss) from operations              (109,609)             1,718,216
                                              -----------           ------------

Other income (expense):
    Interest                                    (726,508)             (502,753)
    Miscellaneous                                 86,631                68,807
                                               ----------           ------------
                                                (639,877)             (433,946)
                                               ----------           ------------

Income (loss) before income taxes               (749,486)            1,284,270

Income tax benefit                               299,794                   -
                                               ----------           ------------

Net income (loss)                             $ (449,692)           $1,284,270
                                              ===========           ============

Weighted average shares outstanding-basic      3,532,355             3,381,226
                                              ===========           ============

Net income (loss) per common share-basic     $    (0.13)            $     0.38
                                             ============           ============

Weighted average shares outstanding-diluted    3,532,355             3,533,420
                                             ============           ============

Net income (loss) per common share-diluted   $    (0.13)            $     0.36
                                             ============           ============

   The accompanying notes are an integral part of these financial statements.
                                       F-3


                     TOWER TECH, INC.
           STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                    Nine Months Ended
                                             August 31,             August 31,
                                                1998                   1997
Cash flows from operating activities:
     Net income (loss)                    $   (449,692)           $  1,284,270
     Adjustments to reconcile net income(loss)
       to net cash provided (used) b
       operating activities:
         Depreciation and amortization          600,534                437,705
         Decrease (increase) in notes
           receivable                             49,931              (625,000)
         Bad debt expense                        125,000                   -
         Deferred tax benefit                   (299,794)                  -
         Increase in accounts receivable        (518,687)              (894,300)
         Increase in accounts receivable-
            affiliate                            (58,451)                   -
       Decrease in costs in excess of billings    32,447                252,669
         Increase in inventory                (2,992,746)              (699,207)
         Increase in prepaid expenses           (132,694)              (106,950)
         Decrease in other assets                 59,202                 25,777
         Increase in accounts payable          3,073,309                264,855
         Decrease in accounts payable-
            affiliate                             (8,842)                   -
         Increase (decrease) in interest payable
            and accrued liabilities               488,393              (247,660)
         Decrease in income tax payable           (38,222)                  -
         Increase (decrease) in deposits          492,451              (129,114)
                                               -----------            ----------

Net cash provided (used) by operating
   activities                                     422,139              (436,955)
                                               -----------            ----------

Cash flows from investing activities:
      Purchase of property and equipment      (5,501,708)            (4,214,531)
      Decrease in restricted assets                2,133              3,254,890
      Additions to rental fleet               (5,043,665)            (1,279,657)
      Increase in patent costs                   (25,811)               (49,828)
                                              ------------           -----------

Net cash used in investing acitivies         (10,569,051)            (2,289,126)
                                             -------------           -----------

Cash flows from financing activities:
      Proceeds from borrowings,
        net of costs                          28,028,096              9,533,682
      Repayments of long-term debt           (18,247,128)            (7,133,629)
      Proceeds from exercise of warrants
        and options                              225,000                894,501
      Decrease in book overdraft                (193,999)                   -
                                             ------------            -----------

Net cash provided by financing activities      9,811,969              3,294,554
                                             ------------            -----------

Net (decrease) increase in cash                (334,943)                568,473
                                             ------------            -----------

Cash at beginning of period                      551,954                850,332
                                             ------------            -----------

Cash at end of period                      $     217,011           $  1,418,805
                                           ==============          =============


   The accompanying notes are an integral part of these financial statements
                                                        F-4