Form 10KSB
period 1998-11-30
TOWER TECH INC
filed 1999-03-01
CIK 913034

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-KSB
(Mark One)

     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
           EXCHANGE ACT OF 1934 [Fee Required]

                   For the fiscal year ended November 30, 1998

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

       Check  whether the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

       Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

       State issuer's revenues for its most recent fiscal year.  $21,044,304.

       State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange
Act). $6,012,216 based on 2,004,072 shares at $3.00 per share, the last sale price of the Common Stock on February 25, 1999. (For purposes of calculating this amount only, all the directors and executive officers of the issuer have been treated as affiliates.)

                         (ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDING DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No ----- -----

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 3,576,311 shares as of February 25, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

       If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes. Items 9 through 12 of Part III of this Form 10-KSB are incorporated by reference from the Issuer's definitive proxy statement to be filed on or before March 30, 1999.

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

 Item 2.       Properties. . . . . . . . . . . . . . . . . . . . . 10

 Item 3.       Legal  Proceedings. . . . . . . . . . . . . . . . . 10

 Item 4.       Submission of Matters to a Vote of Security Holder. 10

                                     Part II

 Item 5.       Market for Registrant's Common Equity and Related
               Stockholder  Matters. . . . . . . . . . . . . . . . 11

 Item 6.       Management's Discussion and Analysis of Financial
               Condition and Results of Operations. . . . . . . .  11

 Item 7.       Financial  Statements.  . . . . . . . . . . . . . . 18

 Item 8.       Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure. . . . . . . . .18

                                    Part III

 Items 9 - 12. Incorporated by reference from the Company's prox statement to be filed on or before March 30, 1999 . 19


                                     Part IV

 Item 13.      Exhibits and Reports on Form 8-K . . . . . . . . . . 20

               Financial  Statements . . . . . . . . . . . . . . . .F-1

               Index to Exhibits.  . . . . . . . . . . . . . . . . .25

                                     PART I

Item 1.  Description of Business.

       The Company is an Oklahoma corporation formed on February 27, 1984 and is in the business of manufacturing and selling modular cooling towers. To signify that the Company has redesigned and has begun to manufacture the main components of its factory assembled modular cooling tower, the Company changed the "TTMT" designation to "TTEF". The factory assembled TTEF Series cooling tower is made primarily of non-corrosive materials, and is sold in both the air conditioning and industrial segments of the cooling tower market. The field erected TTCT Series modular concrete cooling tower was introduced in 1995 for the industrial and utility segments of the cooling tower market. The Company's TTEF Series cooling tower utilizes several innovative design features, including the Rotary Spray Nozzle(TM), a bottom-mounted direct drive motor fan assembly, and a modular design to create a compact, efficient cooling tower which management believes reduces many of the deficiencies common to conventional design cooling towers, which do not incorporate all of these innovative design features. Individual modules can be utilized for air conditioning and light industrial applications. The modular design also allows a number of modules to be connected in series for large industrial and utility applications. The compact design of TTEF Series modules permits them to be factory assembled, inventoried for immediate shipment, easily transported and quickly installed. The design of the TTEF Series cooling tower also allows it to be transported as a complete module on a standard low-boy trailer. The TTCT Series modular concrete cooling tower features pre-cast concrete construction and incorporates many of the innovative design characteristics of the TTEF Series cooling tower.

       In December 1998 the Company sold its rental division assets to Aggreko, Inc., the U.S. subsidiary of United Kingdom-based Aggreko plc, and licensed Aggreko as the Company's exclusive global licensee for the rental of the Company's cooling towers. The Company also sells accessory equipment and non-chemical water treatment equipment. The Company also develops technology for the cooling tower industry and markets that technology either directly through licensing arrangements or in the form of products as above stated.

The Cooling Tower Market

       The market for cooling towers is divided into three general market segments: the air conditioning or HVAC segment, the light to medium industrial segment, and the heavy industrial and utility segment. Although all cooling towers work on the same basic principles, cooling towers generally are divided into two categories: (1) factory assembled units and (2) field erected cells. Factory assembled cooling towers are shipped to the customer as a completed unit and typically are sold to HVAC and light to medium industrial users. In the HVAC segment of the market, cooling towers are sized from 30 to 1,000 nominal tons. Light to medium industrial applications require cooling towers with capacities ranging from 500 to 10,000 gallons per minute ("GPM"). GPM is the standard unit of measurement in the industrial segment, while the HVAC segment denominates capacity in nominal tons, with one ton approximately equal to three GPM. Because of shipping and other technical constraints, factory assembled units ordinarily range in size from 30 to 1,000 nominal tons. Field erected cooling towers are constructed on site and typically are sold to medium and heavy industrial and utility users. Heavy industrial applications require cooling towers sized from 10,000 to 100,000 GPM, while utility applications range from 30,000 to 200,000 GPM or more.

       Cooling towers can range in price from less than $20,000 for a 500 nominal ton unit intended for HVAC use to $1,000,000 or more for a cooling tower built to meet the specifications of a heavy industrial or utility customer. Accurate information about cooling tower industry sales is difficult to obtain because many cooling tower companies are privately held or are divisions of large companies. In addition, the size of the new cooling tower market can be understated because the refurbishment or rebuilding of a cooling tower in some cases essentially entails the erection of a new cooling tower even though it may not be characterized as such. Limited market information is available from the U.S. Department of Commerce and from private studies. Based on this limited information and management's evaluation of the market, management estimates that the total annual United States cooling tower market ranges from $300 million to $380 million and that the total annual worldwide market ranges from $1.5 billion to $2.0 billion.

The TTEF Series Cooling Tower

       Cooling towers come in a variety of sizes, prices, designs and quality. Small capacity cooling towers intended for HVAC applications typically are forced draft or induced draft towers which may be constructed of wood, galvanized metal, plastic or fiberglass. Most large capacity cooling towers used in the United States and worldwide today are induced draft towers and are constructed primarily of wood. These towers are usually constructed on a concrete water basin and have a treated wood framework, which is sometimes clad with galvanized steel or fiberglass. Internal components of conventional cooling towers are typically made of wood, galvanized steel, stainless steel, fiberglass and plastic.

       The TTEF Series cooling tower is designed to address many of the deficiencies which management believes exist in the design of most other cooling towers on the market. Management believes that the modular design and interconnectability of the TTEF Series cooling tower is unique in the industrial segment of the market. The TTEF Series cooling tower is efficient, corrosion-free, low maintenance and usually is available for immediate delivery.

       The modular design of the TTEF Series cooling tower allows a number of units to be interconnected to meet almost any cooling requirement. Other manufacturers offer small factory assembled cooling towers, including units which incorporate plastic and fiberglass components and which can be interconnected. However, most factory assembled units are forced draft towers and interconnection of some models of such towers exacerbates recirculation, resulting in thermal performance losses which are typical of this type of tower. Thus, other factory assembled cooling towers have limited application except in the HVAC segment and light industrial segment of the market. Most segments of the cooling tower market can be served by the TTEF Series cooling tower, from light HVAC applications to large petrochemical, refinery and utility operations.

       Immediate delivery of the TTEF Series cooling tower is possible because the modules are factory assembled and can be inventoried. Usually, only one hour of installation time is required per module, excluding electrical and piping connections. The concrete basin of most field erected cooling towers is replaced in the TTEF Series cooling tower by an internal water basin. The TTEF Series cooling tower is supported on a substructure which can either be customer-provided fabricated metal, concrete piers, or the Company's own fiberglass reinforced plastic substructure. The modular design also lends itself to shipping via standard trucking without special permits. TTEF Series modules are readily shipped to international customers as well, either in unassembled kits or fully assembled.


                                       -5-
       Management believes that a problem with many cooling towers manufactured today arises from water distribution nozzles which tend to clog. Most nozzles used in cooling towers today utilize a fixed orifice/splash plate combination in an attempt to minimize the clogging problem. This design often creates void areas in the water distribution pattern which causes inefficient operation and performance deficiencies. These deficiencies can be mitigated to some degree by installing additional fill media and/or designing a higher air inlet area in the cooling tower, although these steps result in additional capital investment and higher operating costs due to increased pump head and fan horsepower requirements.

       To address this problem, Mr. Harold Curtis designed and patented the Rotary Spray Nozzle(TM) primarily for use in the Company's cooling towers. The Rotary Spray Nozzle(TM) is designed to operate clog-free even in severe operating conditions. This nozzle utilizes a rotating disc that floats on a water bearing to evenly distribute the flow of water throughout the entire fill area while generating a self-cleaning action. The radial discharge design allows the nozzle to operate as low as one inch above the fill media and at lower pressure than most conventional nozzles. Since conventional nozzles typically operate at distances up to two feet or more above the fill media, the Rotary Spray Nozzle(TM) increases tower performance and significantly reduces pump head requirements.

       In addition to reduced pump head requirements attributable to the Rotary Spray Nozzle(TM), the pump head requirement in the TTEF Series cooling tower is reduced because the circulating water is collected in an elevated water basin above the air inlet. This results in reduced pump operating costs for the TTEF Series cooling tower compared with a comparable size conventional cooling tower.

       The TTEF Series cooling tower is designed with a bottom mounted fan system. Maintenance is greatly reduced by this design as the fans are direct motor driven without gear boxes, drive shafts, or pulleys. Depending on the size of the module, each module has a number of fans which can be zoned on and off automatically to deliver more efficient cooling. The mechanical equipment is located in the cool, dry air stream and is protected from the natural elements by the cooling tower itself. Service can be performed from ground level and customer spare parts inventory is limited to one motor and one fan. In the event of mechanical failure, the probability is that only one fan or motor would be inoperable, enabling the continued operation of the remaining fans until repairs could be made, thus the TTEF Series cooling tower has built-in redundancy not typically seen in other companies' cooling towers.

       The TTEF Series cooling tower has a water collection system installed just below the fill media and above the fans. The water collection system consists of a network of parallel chevron type blades positioned in a canopy over the fans. As cooled water falls from the fill media, it is discharged into hollow support beams which serve as the cooling tower's water basin. The fill media is nestled on top of the water collector vanes and is easily installed or removed. The water distribution system, consisting of a PVC header pipe and laterals, is connected to the top of the module. The drift (or mist) eliminators are supported by the water distribution piping header and laterals and locked into the molded perimeter wall channel.

       The materials of construction of the TTEF Series cooling tower virtually eliminate all significant corrosion problems. Conventionally designed wood cooling towers contain wood structural components which usually are treated with chemicals and thus may be environmentally undesirable. Conventionally designed galvanized metal cooling towers contain zinc and lead which also may be environmentally undesirable. Corrosion and deterioration of the wood and metal parts of a conventionally designed cooling tower often lead to costly maintenance, repair, and ultimately replacement.

       The TTEF Series cooling tower is produced in several sizes. The basic units range in size from a seven foot by eight foot module to a twelve foot by thirty foot module. The individual module capacities range from 50 nominal tons to approximately 1,000 nominal tons, or approximately 150 GPM to 3,000 GPM. These ranges of cooling duty are achieved by using various sizes of modules and internal components, including motors, fans and fill media. Individual modules of varying sizes can be connected in series to satisfy the specific cooling requirements of customers.

The Modular Concrete Cooling Tower

       In 1995, the Company introduced its TTCT Series concrete cooling tower for the industrial and utility segments of the cooling tower market. The design of the concrete cooling tower incorporates some of the patented technology used in the Company's TTEF Series cooling tower, as well as technology unique to the concrete product. The TTCT Series cooling tower gives the Company added capabilities to penetrate the large utility, petro-chemical and industrial markets. The same technological advances made with the TTEF Series cooling towers are utilized in the concrete tower. The concrete cooling tower is built using a pre-cast construction method which substantially reduces construction time as compared with a similar size wood or conventional concrete tower.

Modular Cooling Tower Rental Program

       Until December 1998, the Company also rented modular cooling towers to customers. Because of the compact size and other design features of the Company's factory assembled cooling tower, they could be easily mounted on skids and equipped with necessary electrical connections to produce a mobile cooling tower which could be transported by truck to the desired location. The Company's rented towers were used to augment customer's existing cooling towers during peak heat loads, to provide temporary cooling while maintenance and repairs are being made to existing cooling towers, to supply cooling in the event of a failure of an existing cooling tower due to fire, weather damage or mechanical malfunctions, and to provide temporary cooling during research and development, testing and evaluation programs.

       In December 1998, the Company sold its fleet of rental cooling towers to Aggreko, Inc., the United States subsidiary of Aggreko, plc, a London Stock
Exchange Company in the business of renting industrial temperature control equipment, electrical power generators, and oil-free compressed air equipment. In the transaction, Aggreko purchased Tower Tech's rental operation for $13.5 million and also entered into a strategic long-term alliance with the Company. The Company will receive a three (3) percent royalty from the rental of its technology by Aggreko. See further discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Patents

     The Company owns patents (U.S. Patent No. 5,227,095) covering the basic design of the TTEF Series cooling tower and the TTCT Series concrete cooling tower (U.S. Patent No. 5,545,356). The patents expire in 2010 and 2014, respectively. The Company owns and has applied for other United States and foreign patents for technology used in the TTEF Series and TTCT Series cooling towers. Mr. Harold Curtis has also granted an exclusive, royalty-free license to the Company for the Rotary Spray Nozzle(TM) which gives the Company the exclusive right to use this technology in cooling tower applications. The licensed technology is the subject of patents (U.S. Patent Nos. 5,143,657 and 5,152,458) which expire in 2009. Mr. Curtis has retained all rights with respect to the patents in all applications other than cooling towers.
                                       -7-

Product Design and Research and Development

       The  Company  spent  $1,810,985,  $667,222,  $386,474,  and  $108,183  on research and development during fiscal years 1998, 1997, 1996 and 1995, respectively. A significant portion of the 1998 costs were related to the redesign of the TTMT Series tower to the TTEF Series tower in order to lower future production costs. The Company is continuously evaluating its products and manufacturing methods. The Company has not developed any significant products other than the TTEF Series and TTCT Series cooling towers, and related technology, at this time. The Company plans to continue to research refinements in cooling tower design and construction. Although the Company has no fixed research and development budget, such costs are anticipated to be less than current levels.

Assembly of Products

       The Company's TTEF Series modular cooling towers are currently assembled at its new manufacturing and assembly plant in Oklahoma City, Oklahoma. (See
Item 2. Description of Property). In addition to assembly, the Company has brought "in-house" the manufacturing of substantially all component parts which were previously manufactured by other companies using pultrusion or extrusion molding technology. The Company believes that bringing these manufacturing processes in-house will help ensure and control quality and supply, as well as substantially reduce costs of production of these parts. The Company also pre-casts most of the concrete component parts of its TTCT Series modular concrete cooling towers.

Suppliers and Vendors

       The Company relies upon suppliers for materials and parts used to manufacture and assemble its products. Most materials and parts purchased from suppliers are available from multiple sources. The Company has invested in tools and dies which in a few cases are used by suppliers in the manufacture of components for the Company. However, as noted above, the Company has moved substantially all of these manufacturing processes "in-house." The Company has not experienced any significant delays in obtaining parts and components for its products, and management believes that the Company's relationships with its suppliers are good.

Marketing and Sales

       The Company sells its products through a combination of direct sales by Company employees, sales through an established nationwide network of sales representatives, and sales through representatives, licensees, distributors and other arrangements in international markets. The Company has opened direct offices or entered into international ventures and/or licensing agreements for the manufacture, marketing and/or sales of the Company's products in India, Southeast Asia, South America, South Africa, Mexico and the Mediterranean region. Negotiations are in process for similar arrangements for Spain, Peru, New Zealand, Australia, and the United Kingdom. Sales representatives typically market the Company's products along with a variety of other products related to cooling towers.

       In addition to its direct sales activities, the Company markets its products in a number of other ways, including exhibiting at trade shows, conducting direct mail solicitation, and advertising in various trade publications. The Company makes extensive use of marketing videos which portray its products using photography and computer animation. These media and compact discs are distributed to engineering firms, contractors, manufacturers and specialized mailing lists in the HVAC and industrial cooling tower markets. The Company also has a full-time marketing manager who is responsible for publicizing the product, identifying marketing opportunities and developing a marketing strategy.
                                       -8-
Warranties and Customer Service

       The Company provides a limited warranty on its products. In 1998, the Company incurred $671,267 of expenses to retrofit and service towers, as compared to $426,699 during fiscal 1997. The Company also provides field support services on an individual call basis and offers service maintenance contracts. Necessary repairs are made at the installation site.

Governmental Regulation and Environmental Laws

       The Company is subject to the requirements of a number of federal, state and local laws, such as the federal Occupational Safety and Health Act ("OSHA"). The Company generates small quantities of waste in the course of its manufacturing activities, some of which are classified as hazardous waste under state and federal law. The Company endeavors to comply with all state and federal laws and believes that it is in compliance with all applicable federal, state and local regulations, including environmental regulations.

Competition

       The market for cooling towers is extremely competitive. There are 15 to 25 manufacturers of cooling towers in the United States. The two largest manufacturers, Marley Cooling Tower Co. and Baltimore Air Coil, collectively account for 60 percent to 70 percent of the market. A number of the Company's competitors are substantially larger in size and have greater financial and other resources than the Company. Many of these competitors have been in business for a number of years and are well established in the industry. The Company estimates that its share of the United States cooling tower market for 1998 is approximately 5%.

       A number of the Company's competitors manufacture and market cooling towers which use fiberglass and other composite materials, PVC cellular fill media and other construction and design refinements which are similar to the TTEF Series cooling tower. Several competitors manufacture factory assembled fiberglass cooling towers, including units which can be connected in a series. Management believes that its TTEF Series cooling tower offers several advantages over cooling towers produced by the Company's competitors. There can be no assurance that competitors will not develop and produce a product which is comparable or superior to the Company's products.

Employees

       As of November 30, 1998, the Company had 125 full-time employees. None of the Company's employees is subject to a collective bargaining agreement. The Company believes that relations with its employees are good.

Item 2.    Description of Property.

       The Company's principal place of business is located in South Oklahoma City, Oklahoma, on a 50-acre tract. The new manufacturing facility of approximately 98,000 square feet houses its manufacturing and assembly operations as well as interim office facilities. The Company began to occupy the facility in January 1998 and began production operations in the fourth quarter 1998. A new administrative office facility of approximately 20,000 square feet is under construction on the site and should be completed in March 1999. The Company will move its general headquarters to this new facility when it is completed. The Oklahoma Industries Authority ("OIA") partially financed the new manufacturing plant through an industrial revenue bond issuance in the amount of $4,405,000. Management estimates the Company's total investment in the new manufacturing facility will be $11.5 million, including $6.0 million to equip the facility. For additional information about the financing of the Oklahoma City facility, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources".

       The Company's facilities also include approximately 20 acres of land near Chickasha, Oklahoma, with three separate production buildings totaling over 52,000 square feet, a building of approximately 8,000 square feet used as offices and a test facility, and two one-story office buildings having approximately 6,500 square feet. The Company plans to lease or sell this property.

       The new Oklahoma City (OKC) plant is expected to increase efficiency of the Company's production and assembly process. The ceiling height and configuration of the Chickasha plant limited production methods. The OKC plant should be adequate to support annual TTEF Series cooling tower sales of approximately $100 million, which should be adequate for several years. The OKC plant is closer to major transportation routes and facilities, particularly the Will Rogers World Airport.

Item 3.  Legal Proceedings

       Commencing in 1997 and continuing into December 1998, the Company was a party to litigation styled Tower Tech, Inc. v. Goodyear Rubber & Tire Company, U.S.D.C. Western District Court of Oklahoma Case No. CIV-97-1682-T. The Company and Goodyear have resolved and compromised their disputes in such lawsuit. Pursuant to a Settlement Agreement and Conditional Release, the lawsuit has been dismissed without prejudice, and both Goodyear and the Company have denied the claims made by both parties in the lawsuit.

Item 4.  Submission of Matters to a Vote of Security Holders.

       No matters were submitted to stockholders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

       The Company's Common Stock is traded over-the-counter and quoted on the NASDAQ SmallCap system under the symbol "TTMT". The following table shows the high and low closing bid prices for the Common Stock as reported by NASDAQ for each quarter during the last three fiscal years. Bid prices represent prices between dealers, do not include retail mark-ups, markdowns or commissions, and may not represent actual transactions.

       Quarter Ended                  High             Low

       February 28, 1996              7 5/8             4
       May 31, 1996                   10 1/4            6 7/8
       August 31, 1996                12 1/2            8 3/8
       November 30, 1996              15                9 1/8
       February 28, 1997              11 1/4            10
       May 31, 1997                   9 5/8             8
       August 31, 1997                9 3/8             7 3/8
       November 30, 1997              8 5/8             7
       February 28, 1998              7 1/4             6 1/4
       May 31, 1998                   6 7/8             6 1/8
       August 31, 1998                5 1/2             4 1/2
       November 30, 1998              3 4/5             3 1/2

       On February 25, 1999, the last sale price of the Common Stock as reported by NASDAQ was $3.00 per share. On February 25, 1999, the Common Stock was held of record by 55 holders. The Company believes that there are more than 400 beneficial holders of its Common Stock.

       The Company has not paid dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future. The Company intends to retain future earnings, if any, for use in its business.

     Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.
General

       The following discussion should be read in conjunction with the company's financial statements and the related notes thereto.

       The Company has been in the conventional cooling tower business since 1985, which consists of constructing, repairing and upgrading forced draft and induced draft wood cooling towers and selling spare parts for conventional cooling towers. In 1991, the Company began developing its TTMT Series cooling tower, and the Company shifted its emphasis from conventional cooling tower projects to developing the TTMT Series cooling tower. The Company began selling prototypes of its modular cooling tower in 1991 and continued to sell modules during the development stage of the product. Development of the TTMT Series cooling tower was largely completed during 1994. To signify that the Company has redesigned and is now manufacturing the main components of the modular cooling tower, the Company changed the "TTMT" designation to "TTEF". The Company also developed the TTCT Series concrete cooling tower during 1995. This product was introduced to the market in 1995. The Company also sells cooling tower components, cooling tower accessory equipment, and Fre-Dox(TM) water treatment equipment; and during FY 1998 and FY 1997 rented cooling towers to customers. Additionally, the Company develops technology for the cooling tower industry and markets that technology either directly through licensing agreements or in the form of its products.

       The Company derives revenue from the following principal sources: TTEF Series cooling tower sales; TTCT Series cooling tower construction projects; modular cooling tower rentals; other tower revenue consisting of parts sales and service, accessory equipment sales, water treatment equipment sales; and other operating revenue consisting of fees for the licensing of its technology to others, primarily internationally. TTEF Series cooling towers typically are sold on a bid basis and revenue is generally recognized when towers are shipped to customers. TTCT Series concrete cooling tower projects are typically sold on a fixed-price basis. Revenue and related costs for TTCT Series cooling tower projects are recognized under the percentage of completion method of accounting. Rental towers were rented under short-term or month-to-month agreements and revenue was recognized when earned. Revenues from licensing agreements are recognized when a non-cancelable contract is signed specifying a fixed non-refundable licensing fee, technology materials are delivered to the licensee and governmental approval has been obtained when required.

Results of Operations

     Twelve Months Ended November 30, 1998 Compared to Twelve Months Ended November 30, 1997

         For the twelve months ended November 30, 1998, total tower revenues increased to $21,044,304 from $18,690,454 for the comparable period in the prior year. During the current twelve month period, 44 percent of total tower revenues was derived from sales of 275 modular fiberglass cooling towers, 27 percent of total tower revenues was derived from design and construction of the TTCT Series concrete cooling towers, 26 percent of total tower revenues was derived from rental of modular fiberglass cooling towers, and 3 percent of total tower revenues was derived from other tower revenue. In the comparable twelve month period in 1997, 65 percent of total tower revenues was derived from sales of 317 modular cooling towers, 19 percent of total tower revenues was derived from design and construction of modular concrete towers, 7 percent of total tower revenues was derived from rental of modular cooling towers, and 9 percent of total tower revenues were derived from other tower revenue. The decrease in tower sales revenue for 1998 is due not only to the decrease in the quantity of units sold but also to the sales of smaller capacity, less expensive units. The decrease in the number of units sold is due primarily to the delays in the completion and occupancy of the Oklahoma City manufacturing plant combined with delays in the delivery of the manufacturing equipment and tooling. It is estimated that these delays will have a negative impact through second quarter 1999. The increase in concrete tower revenues is due to the increase in the number and size of jobs completed and in process. The increase in tower rentals is due mainly to one rental contract for 80 of the Company's largest modular fiberglass cooling towers in the third quarter of 1998. Other tower revenue is down from the previous year due to the same reasons that tower sales decreased combined with less sales of proprietary parts to licensees. No new licensing agreements were finalized in 1998 although negotiations are continuing for agreements for Spain, Peru, New Zealand, Australia, and the United Kingdom. Other operating revenue for the twelve months ended November 30, 1997, consists of technology transfer fees which were realized as a result of international license agreements with Tecno Procesos Industriales covering the Republic of Mexico. These technology transfer fees demonstrate the Company's ability to capitalize on the technology it develops . The Company is in the business of developing technology for the cooling tower industry and marketing that technology, either directly or in the form of products such as its modular cooling towers.
                                      -12-

       The Company's cost of goods sold and constructed during the twelve-month period ended November 30, 1998 was $17,594,126 or 84 percent of total tower revenues, as compared to $13,842,816 or 74 percent, during the comparable period in 1997. Overall margin decreased as a result of concrete cooling tower cost overruns on certain jobs and lower margins incurred in the modular fiberglass cooling tower line due to the additional costs associated with the plant, equipment and tooling delays. However, these decreases in margin were mostly offset by an increase in rental revenues, which is a higher margin operation. Included in the cost of goods sold for the twelve month period ended November 30, 1998, is $671,267 to retrofit and service towers previously sold. This compares to retrofit and warranty costs of $426,699 during the fiscal year ended November 30, 1997. The Company has a complete quality control system in place which management believes will control such expenditures in future periods.

         The twelve-month period ended November 30, 1998 reflected an increase in general and administrative expenses from $1,703,896 in 1997 to $3,033,369 in 1998. The increase is due mainly to the addition of office staff and related expenses, additional expenses related to the OKC facility, and an increase in bad debt expense. Selling expenses increased from $1,309,292 to $1,989,322. The increase is due to increased sales and marketing efforts for both cooling tower lines, water treatment equipment, accessory equipment and rental towers. This includes an increase in sales staff and expenses related primarily to the opening of direct domestic and international sales offices. Due to the downturn in certain international economies, the Company has taken steps to curtail expenses in those areas. Management expects the overall increased investment in selling expenses to have a continued positive impact on revenues in future periods.

         Research and development expenses increased from $667,222 in fiscal 1997 to $1,810,985 in fiscal 1998. A significant portion of the increase in R & D costs is related to the redesign of the TTMT Series tower to the TTEF Series tower in order to lower future production costs. With the redesign of the tower combined with manufacturing of component parts in-house, management believes that the Company has positioned itself to grow its share of the cooling tower market. With the lower production costs, management believes that it will be able to lower prices to its customers and, at the same time, increase margins. Management expects to continue to conduct research to develop refinements in cooling tower design and construction. Although the Company has no fixed research and development budget, such costs are anticipated to be significantly less than 1998 expenditures.

         The Company's loss from operations for the year ended November 30, 1998, was $3,383,498 as compared to income from operations of $2,027,723 for the prior year. The Company's net loss was $2,671,232 compared to a net income of $2,062,951 for the year ended November 30, 1997.

         The Company recognized an income tax benefit of $1,670,088 for the year ended November 30, 1998, compared to an income tax benefit of $615,919 for the comparable period in 1997. FAS 109 requires that the Company record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred income tax assets depends on the Company's ability to generate sufficient taxable income in the future. Management has determined that, based on the Company's ability to generate taxable income in two consecutive years (1997 and 1996), and the gain from the sale of the rental operation in December 1998, it is more likely than not that the Company will realize the net deferred tax assets.

       As of February 1, 1999, the Company's estimated backlog of $6.9 million includes two contracts for TTCT Series modular concrete cooling towers totaling $1.6 million. One concrete tower contract is scheduled for completion in the second quarter of 1999 and the remaining contract is projected to be completed in the fourth quarter of 1999. Estimated backlog for the TTEF Series modular cooling towers is $5.3 million. $2.2 million is scheduled for delivery in February 1999, with the balance scheduled for delivery in the second quarter of fiscal year 1999.

Liquidity and Capital Resources

       At November 30, 1998, the Company had a working capital deficit of $3,890,374. Pro forma working capital at November 30, 1998, considering the sale of the Company's rental operations, as described below, was $6,725,000. Working capital at November 30, 1997 was $6,904,910. The Company's cash flow provided by (used in) its operating, investing and financing activities during fiscal years 1998 and 1997 are as follows:

                                   1998                      1997
                                   ----                      ----

Operating activities            ($495,572)                 ($571,023)
Investing activities           ($11,912,145)              ($3,695,164)
Financing activities            $11,859,561                $3,967,809

       In 1998, the Company used capital of $5,012,935 to increase the rental tower fleet. The Company's capital requirements for its continuing operations consist of its general working capital needs, scheduled payments on its debt obligations and capital expenditures. The Company tries to minimize its inventory of component parts, although minimum order requirements of some suppliers can cause inventory levels to fluctuate significantly from period to period. Although bringing the manufacturing processes in-house has taken over a year longer than expected and has cost substantially more than anticipated, it will enable the Company to better manage inventory levels and reduce costs when the new manufacturing facility is fully operational and efficient. However, fluctuations in inventory levels are still expected due to the size of planned production runs of components. Management also attempts to manage accounts receivable to increase cash flow, but it is anticipated that accounts receivable will increase as sales increase. Other significant variances in working capital items can also be expected. Also, the Company's concrete construction projects will have an effect on working capital requirements. At November 30, 1998, costs in excess of billings and earnings on uncompleted contracts were $437,207 as compared to costs in excess of billings and estimated earnings on uncompleted contracts of $719,447 at November 30, 1997. Normally, concrete construction projects provide for progress payments of the contract price with a retainage of 10 to 15 percent payable after completion of the project. However, in an effort to control costs and profits on future concrete cooling tower projects, the Company will utilize precast panels in lieu of "tilt-up" on site construction.

       Scheduled principal payments on capital leases will total $166,683 over the next twelve months. In addition, $11,029,319 of principal payments will become due on the Company's debt during the next twelve months. Such payments are expected to be satisfied primarily from the proceeds of the sale of the rental operations.

       Substantially all of the Company's planned capital expenditures during 1999 will be related to the completion of the new manufacturing facility and construction of the new office facility in south Oklahoma City. Management estimates the Company's total investment in the new manufacturing facility will be $11.5 million, including $6.0 million to equip the facility. As of November 30, 1998, the Company had incurred approximately $9 million related to the manufacturing facility. Construction of the new office facility is expected to be completed in March 1999. At November 30, 1998, construction expenditures were $1.1 million. The manufacturing facility includes equipment to allow the Company to produce parts used in the modular cooling towers which have been purchased from outside vendors. Management believes that product costs can be reduced by producing these parts in-house. However, the Company has incurred, and may continue to incur, unforeseen costs and production problems, particularly in the short term, in finalizing the bringing of these processes in-house and becoming efficient at manufacturing.

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

       The Debentures were issued by the Company during the third quarter of 1997, providing net proceeds of approximately $5,467,000. The Debentures bear interest at 10 percent, which is payable semiannually, and mature on June 10, 2000. The principal balance of each Debenture is convertible into shares of common stock at a price of $8.75 per share at the option of each Debenture holder or at the option of the Company if the closing price of the common stock is at least 175% of the conversion price for 20 of 30 consecutive trading days and certain other conditions are satisfied.

       In September 1997, the Company entered into a loan agreement with the City of Oklahoma City under which a HUD Section 108 loan in the amount of $1,250,000 for start-up expenses of the manufacturing facility and associated working capital requirements. As of November 30, 1998, all of these funds had been advanced to the Company. Initially the loan bears interest at 20 basis points above the LIBOR rate, adjusted monthly, and interest only is payable quarterly. When HUD provides permanent financing, the interest rate becomes fixed at the rate charged by HUD to the City and principal and interest are payable quarterly based on an eight-year amortization period. The loan is collateralized by a second mortgage on the manufacturing facility.

       The Company has entered into an agreement with a lending institution for a total funding of $1,775,815 for equipment and tooling for the new manufacturing facility. Principal and interest, at 9.25%, is paid monthly with the final payment due in July 2004 and is collateralized by equipment.

       Effective December 31, 1997, the Company entered into a $3,500,000 line of credit agreement with a financial institution for working capital requirements and completion of the Company's manufacturing facility in Oklahoma City. This line was increased to $8,500,000 to help fund increases in the Company's rental fleet. The outstanding balance at November 30, 1998 was $8,333,721. Interest was payable monthly at a variable rate of two basis points over national prime rate. The agreement is collateralized by certain accounts receivable, inventory, rental fleet and patents. This credit facility was paid off in December 1998 with proceeds from the sale of the rental operations.
                                      -15-

       The Company has a line of credit at Chickasha Bank in the amount of $400,000 for short-term cash flow needs, of which $330,000 was outstanding at November 30, 1998. This line of credit matures April 1, 1999 and has an interest rate of 10%.

       In April 1998, the Company finalized a $2,000,000 construction loan for the Oklahoma City office facility which is expected to cost approximately $2.4 million. The loan matures in April 1999 and bears interest at 9.75% payable monthly. At November 30, 1998, $1,069,813 was outstanding. The Company is negotiating with the lender to increase this loan to $2.4 million and convert this loan to permanent financing when construction is complete.

       In December 1998, the company consummated the sale of its industrial modular cooling tower rental operations (the "Rental Operations") to Aggreko Inc., an unrelated party, for $13,500,000, with $12,150,000 paid in cash at closing and the remaining $1,350,000 paid by delivery of Aggreko Inc.'s promissory note (the "Note"). The Note bears interest at 1% above prime. The outstanding principal balance of the Note, together with accrued interest, is due and payable in December 1999. The assets sold included the modular cooling tower rental fleet, other rental fleet equipment, and certain assets used in the operation of the Rental Operations. Due to the sale of the Rental Operations, the private placement of 10% Convertible Debentures that was in progress at August 31, 1998, was cancelled. The Company expects to record a pre-tax gain of approximately $6.7 million in the first quarter of fiscal 1999.

       In connection with the sale of assets described above, Aggreko Inc., the Company, and Harold D. Curtis, the Company's Chief Executive Officer, entered into a Noncompetition Agreement. The Noncompetition Agreement generally prohibits the Company and Mr. Curtis from conducting any business in competition with the Rental Operations, as well as hiring certain of the Company's prior employees who worked in the Rental Operations.

       Additionally, in connection with the sale of assets described above, the Company and Aggreko Inc. entered into a License Agreement and a Supply Agreement. The License Agreement grants to Aggreko Inc. an exclusive license to use for a limited time period the patents, trademarks, trade names and other proprietary rights related to the Rental Operations. The Supply Agreement describes the terms upon which the Company has agreed to sell to Aggreko Inc., and Aggreko Inc. has agreed to purchase from the Company, all modular cooling tower units and replacement parts necessary for future operations of the Rental Operations.

       In December 1998, the Company entered into a $4,000,000 line of credit agreement with a financial institution for working capital requirements. Interest is payable monthly at a variable rate of 1.5% over national prime. This line of credit matures in January 2000. This credit facility is collateralized by certain accounts receivable, inventory and general intangibles, and as of February 23, 1999, $3.3 million was outstanding.

       Management recognizes that the Company is highly leveraged and that while financial leverage can increase the Company's return on equity, it also increases the risk presented to equity owners of the Company. Management believes that the proceeds from the sale of the Rental Operations combined with the $4,000,000 line of credit will provide sufficient capital to fund the Company's requirements for the next four quarters. However, the Company has positioned itself to aggressively grow revenues, and accordingly, increasing accounts receivable and inventory levels would require additional financing.
However, there can be no assurance that the Company will be able to obtain additional financing, and failure to do so would curtail the Company's growth and operating results.

Year 2000 Compliance

     More than twenty months ago the Company developed a plan to address the Year 2000 (Y2K) issue. The plan consists of the following steps and is ongoing:

     Testing of all computer equipment, plant production equipment, hardware and/or software.

     Upgrading or replacing, as needed, any component found to not be Y2K compliant.

     Contacting our vendors, customers and business partners to ensure that they are also addressing the Y2K issue. And, if any are found to not be addressing the Y2K issue, establish alternative sources for those goods and/or services supplied by the non-Y2K compliant party.

Accordingly, the Company has upgraded its accounting systems and main application software to the latest versions available from the software developers at a cost of approximately $100,000. Each of these various software developers has stated that the version(s) of software to which the Company upgraded is or will be Y2K compliant. Any computer equipment, plant production equipment, hardware or software found to not be Y2K compliant has been, or will be upgraded or replaced as needed in order to insure uninterrupted normal operation of production and office processes. As a result of our Y2K plan and information furnished to us by our business partners, the Company does not expect to be materially affected by the Y2K problem.

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

Earnings Per Share

       In February 1997, the financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earning Per Share ("FAS 128"). FAS 128 changes the computation, presentation and disclosure requirements for earnings per share. FAS 128 requires presentation of "basic" and "diluted" earnings per share, as defined, on the face of the income statement for all entities with complex capital structures. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior period earnings per share amounts. The Company has adopted FAS 128 and restated 1997 earnings per share with only a minimal impact.

Item 7.  Financial Statements.

         The financial statements required by this item begin at page F-1 of this report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Items 9 through 12 of Part III of this Form 10-KSB are incorporated by reference from the Company's proxy statement to be filed on or before March 30, 1999.

                                     PART IV
Item 1. Exhibits

        a. The following exhibits have been filed as part of this report:

     Exhibit No.     Description

     3.1-1           Amended and Restated  Certificate of Incorporation of Tower
                     Tech, Inc.

     3.2-1           Amended Bylaws of Tower Tech, Inc.

     3.3-1           Amendment to Bylaws

     4.1-7           Form of 10% Subordinated Convertible Debenture

     4.2             Omitted

     4.3-1           Form of Stock Certificate

     4.4             Omitted

     4.5-8           Form of Placement Agent Warrants

     4.10            Omitted

     10.1-3 Promissory Note between Tower Tech, Inc., and Local Federal Bank, dated June 24, 1998.

     10.2-9 Loan Agreement between Tower Tech, Inc., and the City of Oklahoma City, dated September 8, 1997.

     10.3-9 Form of Loan Agreement between Tower Tech, Inc., and Chickasha Bank & Trust, dated September 22, 1997.

     10.4-6 Loan Agreement between Tower Tech, Inc., and Oklahoma Industries Authority dated October 1, 1997

     10.5-7 Form of Debenture Purchase Agreement among the Company, Taglich Brothers, D'Amadeo Wagner & Company, Incorporated and various lenders.

     10.6-9 Promissory Note between Tower Tech, Inc. and Electrical Constructors, dated May 8, 1996

     10.7-9 Promissory Note between Tower Tech, Inc., as Maker, and Electrical Constructors, as Payee, dated May 8, 1997, and amendment extending maturity date.

     10.8-9 Promissory Note between Tower Tech, Inc., and Electrical Constructors, dated March 25, 1997, and amendment extending maturity date.

     10.9-11 Promissory Note between Tower Tech, Inc., and People First Bank, dated December 7, 1998.

     10.10-1 U. S. Patent No 5,143,657 entitled FLUID DISTRIBUTOR issued September 1, 1992

     10.11-1 U. S. Patent No 5,152,458 entitled AUTOMATICALLY ADJUSTABLE FLUID DISTRIBUTOR issued October 6, 1992

     10.12-1 U. S. Patent No. 5,227,095 entitled MODULAR COOLING TOWER issued July 13, 1993

     10.13-1 Exclusive License Agreement by and between Harold D.Curtis and Tower Tech, Inc.

     10.14-1 Assignment by and between Harold D. Curtis, as Assignor,and Tower Tech, Inc., as Assignee

     10.15-1 Assignment of Invention Contained in PCT Application by and between Harold D. Curtis,as Assignor, and Tower Tech, Inc., as Assignee

     10.16-1 Assignment of Patent by and between Harold D. Curtis, as Assignor, and Tower Tech, Inc., as Assignee, of Patent No 5,227,095

     10.17-4         1993 Stock Option Plan, as amended


     10.18-11 Loan Agreement between Tower Tech, Inc. and People First Bank dated December 7, 1998.

     10.19-6 Water Line Agreement between the City of Oklahoma City and Tower Tech, Inc. dated November 1997

     10.20-6         Master  Security  Agreement  between  CIT   Group/Equipment
                     Financing, Inc. and Tower Tech, Inc. dated October 31, 1997

     10.21-2 Promissory Note between Tower Tech, Inc. and Southwestern Bank & Trust Company, dated April 30, 1998.

     10.22-2         Business  Loan  Agreement   between  Tower  Tech,  Inc. and
                     Southwestern Bank & Trust Company, dated April 30, 1998

     10.23-2 Commercial Security Agreement between Tower Tech, Inc. and Southwestern Bank & Trust Company, dated April 30, 1998

     10.24-2 Promissory Note between Tower Tech, Inc. and Local Federal Bank, dated June 10, 1998

     10.25-2 Promissory Note between Tower Tech, Inc. and Local Federal Bank, dated February 18, 1998

     10.26-10 Promissory Note dated as of December 4, 1998 to the Company from Aggreko Inc.

     10.27-10 Noncompetition Agreement dated as of December 4, 1998 between the Company, Harold D. Curtis and Aggreko Inc.

     10.28-10 License Agreement dated as of December 4, 1998 between the Company and Aggreko Inc.

     10.29-10 Supply Agreement dated as of December 4, 1998 between the Company and Aggreko Inc.

     10.30-5 Asset Purchase Agreement dated as of December 4, 1998 between the Company and Aggreko Inc.

     10.31           Omitted

     10.32           Omitted

     21.1-11         Tower Tech, Inc. subsidiaries

     23.1-11         Consent of PricewaterhouseCoopers LLP

1 Incorporated by reference from the same numbered exhibit to Registration Statement No. 33-69574-FW, as filed with the Commission on September 29, 1993, and as amended.
2 Incorporated by reference from the same numbered exhibit to Form 10-QSB for the quarter ended May 31, 1998.
3 Incorporated by reference from the same numbered exhibit to Form 10-QSB for the quarter ended August 31, 1998.
4 Incorporated by reference from the same numbered exhibit to Registration Statement No. 333-07337 on Form S-8.
5 Incorporated by reference from exhibit number 99.1 to Form 8-K filed December 18, 1998.
6 Incorporated by reference from the same numbered exhibit to Form 10-KSB for the year ended November 30, 1997.
7 Incorporated by reference from the same numbered exhibit to Form 10-QSB for the quarter ended May 31, 1997.
8 Incorporated by reference from the same numbered exhibit to Registration Statement No. 333-36501, Form S-3, as filed with the Commission on September 26, 1997.
9 Incorporated by reference from the same numbered exhibit to Form 10-QSB for the quarter ended August 31, 1997.
10 Incorporated by reference from the same numbered exhibit to Form 8-K filed December 18, 1998. 11 Filed herewith.



b.   The company filed a report on Form  8-K on December 18, 1998.

                                   SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, theregistrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

SIGNATURE                     TITLE                                DATE

ss/HAROLD CURTIS              Chief Executive Officer Director     March 1, 1999
-------------
Harold Curtis                 (Principal Executive Officer)

ss/ROBERT BRINK               President                            March 1, 1999
------------
Robert Brink                  (Principal Operating Officer)

ss/CHARLES D. WHITSITT        Chief Financial Officer              March 1, 1999
-------------------
Charles D. Whitsitt           (Principal  Financial Officer
                              and Principal Accounting Officer)

ss/LINCOLN E. WHITAKER         Director                            March 1, 1999
-------------------
Lincoln E. Whitaker

ss/LEON POAG                   Director                            March 1, 1999
---------
Leon Poag

                         INDEX TO FINANCIAL STATEMENTS
                                                                         PAGE
Report of Independent Accountants. . . . . . . . . . . . . . . . . . .   F-2


Balance Sheets as of November 30, 1998 and 1997. . . . . . . . . . . .   F-3


Statements of Operations for the years ended November 30, 1998
      and November 30, 1997. . . . . . . . . . . . . . . . . . . . . .   F-4


Statements of Stockholders' Equity for the years ended November 30, 1998 and  November 30, 1997. . . . . . . . . . . . . . . . . . . . . .  F-5


Statements of Cash Flows for the years ended November 30, 1998 and November 30, 1997. . . . . . . . . . . . . . . . . . . . . . . F-6


Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . .   F-8

                        Report Of Independent Accountants


To the Board of Directors and Stockholders of Tower Tech, Inc.


In our opinion, the accompanying balance sheets and the related statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Tower Tech, Inc., at November 30, 1998 and 1997 and results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
Oklahoma City, Oklahoma
February 19, 1999

                                Tower Tech, Inc.
                                 Balance Sheets
                                                          November 30,
                                                   1998                   1997
                                             -----------------------------------

Assets
Current assets:
    Cash                                       $    3,798           $   551,954
    Accounts receivable, net of allowance of
      $275,000 and $172,645 respectively        4,678,685             5,740,404
    Accounts receivable, affiliate                432,216               327,295
    Notes receivable, current                     238,621               208,624
    Receivables from officers and employees        32,261                69,547
    Costs in excess of billings and estimated
      earnings on uncompleted contracts           437,207               719,447
    Inventory                                   5,468,702             3,027,656
    Restricted assets, current                    158,794               160,468
    Prepaid expenses                              176,430               129,273
    Deferred tax asset                          2,674,530                67,147
                                              -------------        -------------

      Total current assets                     14,301,244            11,001,815

Property, plant and equipment, net             16,630,165             9,604,258
Rental fleet, net                               6,789,217             2,023,738
Patents, net                                      230,327               213,092
Notes receivable, non-current, net of
      unamortized discount of $39,669             489,443               719,371
Deferred tax asset                                   -                  577,873
Other assets                                      616,335               716,258
                                             --------------        -------------

          Total assets                        $39,056,731           $24,856,405
                                              ===========            ===========

Liabilities and Stockholders' Equity Current liabilities:

    Current maturities of long-term debt      $11,029,319           $  439,308
    Current portion of obligations under
      capital lease                               166,683              129,079
    Accounts payable                            5,092,629            2,261,228
    Accounts payable, affiliate                      -                  10,577
    Book overdraft                                235,319              193,999
    Accrued liabilities                         1,030,692              601,039
    Interest payable                              501,530              318,540
    Customer deposits                             135,446              114,034
    Income tax payable                               -                  29,101
                                              --------------      --------------

Total current liabilities                      18,191,618             4,096,905
                                              ------------         -------------

Deferred tax liability                            359,422                  -
                                              --------------       -------------

Long-term debt, net of current maturities      15,832,228            13,688,803
                                              ------------          ------------

Obligations under capital lease, net of
      current maturities                          154,751              171,907
                                              ------------          ------------

Liability for equity share of investment           78,946                  -
                                             --------------        -------------

Commitments and Contingencies (Notes 6, 8,
      9, 12, and 16) Stockholders' equity:
Preferred stock, $.001 par value; 2,000,00
      shares authorized; no shares issued
      and outstanding at November 30, 1998
      and 1997                                       -                     -
Common stock,  $.001 par value; 10,000,000
      shares authorized; 3,576,311 and
      3,526,311outstanding at November 30,
      1998 and 1997, respectively                   3,577                3,527
Capital in excess of par                        8,278,561            8,066,403
Accumulated deficit                            (3,842,372)          (1,171,140)
                                              -------------        -------------

       Total stockholders' equity               4,439,766             6,898,790
                                              -------------        -------------

       Total liabilities and stockholders'
          equity                              $39,056,731           $24,856,405
                                              ===========            ===========


                 The accompanying notes are an integral part of
                          these financial statements.

                                Tower Tech, Inc.
                            Statements of Operations
                                                      Year Ended
                                                      November 30,
                                          1998                        1997

                                     -------------------------------------------
Revenues:
    Tower sales                       $  9,235,101                 $12,127,978
    Concrete tower construction          5,716,664                   3,596,569
    Tower rentals                        5,462,758                   1,214,403
    Other tower revenue                    629,781                   1,751,504
                                      -------------                 ------------

           Total tower revenue          21,044,304                  18,690,454

    Other operating revenue                   -                        860,495
                                       ------------                -------------

           Total revenue                21,044,304                  19,550,949
                                       -----------                  ------------

Costs and expenses:
    Cost of goods sold and
      constructed                       17,594,126                  13,842,816
    General and administrative           3,033,369                   1,703,896
    Selling expenses                     1,989,322                   1,309,292
    Research and development             1,810,985                     667,222
                                       ------------                -------------

           Total costs and expenses     24,427,802                  17,523,226
                                       ------------                -------------

           (Loss)income from
           operation                    (3,383,498)                  2,027,723
                                       -------------                ------------

Other income (expense):
    Interest, net                         (899,066)                    (646,947)
    Miscellaneous                           20,190                       66,256
    Equity share of loss before
      taxes of investee company            (78,946)                        -
                                       --------------              -------------

           Total other income (expense)   (957,822)                    (580,691)
                                       -------------               -------------

(Loss) income before income taxes        (4,341,320)                 1,447,032

Income tax benefit                        1,670,088                    615,919
                                        ------------               -------------

Net (loss) income                       $(2,671,232)               $ 2,062,951
                                         ===========                 ===========

Weighted average shares outstanding -
     basic                                3,556,010                  3,420,378
                                        ============                ============

Net (loss) income per common share -
      basic                             $     (0.75)               $      0.60
                                       ==============               ============

Weighted average shares outstanding -
      fully diluted                        3,556,010                 3,538,113
                                         ============               ============

Net (loss) income per common share -
      fully diluted                     $     (0.75)               $      0.58
                                       =============                ============



                 The accompanying notes are an integral part of
                          these financial statements.

                                Tower Tech, Inc.
                       Statements of Stockholders' Equity


                                                    Year Ended
                                                       November 30,
                                                 1998                   1997
                                           -------------------------------------

Common stock
Balance at beginning of period             $      3,527           $      3,371
    Exercise of warrants and options                 50                    156
                                           --------------          -------------

Balance at end of period                          3,577                  3,527
                                           ---------------         -------------

Capital in excess of par
Balance at beginning of period                8,066,403              7,187,948
    Exercise of warrants and options            212,158                878,455
                                            -------------          -------------

Balance at end of period                      8,278,561              8,066,403
                                             ------------           ------------

Accumulated deficit
Balance at beginning of period               (1,171,140)             (3,234,091)
    Net (loss) income                        (2,671,232)              2,062,951
                                            ------------            ------------

Balance at end of period                     (3,842,372)             (1,171,140)
                                             -----------             -----------

Total stockholders' equity                  $ 4,439,766            $ 6,898,790
                                             ===========             ===========







                 The accompanying notes are an integral part of
                          these financial statements.


                                Tower Tech, Inc.
                            Statements of Cash Flows
                                                          Year Ended
                                                          November 30,
                                                   1998                1997
                                            ------------------------------------
Cash flows from operating activities:
   Net (loss) income                          $ (2,671,232)       $  2,062,951
   Adjustments to reconcile net (loss)
        income to net cash used in
        operating activities:
      Depreciation and amortization                971,390             677,839
      Bad debt expense                             546,125             150,000
      Equity share of loss of investee              78,946                -
      Deferred tax benefit                      (1,670,088)           (645,020)
      Increase in notes receivable                    -               (840,495)
      Payment on note receivable                   199,932              37,500
      (Increase) decrease in accounts
         receivable                                515,594          (1,313,136)
      Increase in accounts receivable,
         affiliate                                (104,921)             (2,865)
      (Increase) decrease in costs in excess
         of billings                               282,240            (247,731)
      (Increase) decrease in receivables
         from officers & employees                  37,286             (20,680)
      Increase in inventory                     (2,441,047)           (108,392)
      Increase in prepaid expenses                 (47,156)           (100,819)
      (Increase) decrease in other assets          381,580             (14,003)
      Increase (decrease) in accounts payable    2,831,400            (293,514)
      Increase (decrease) in accounts payable,
         affiliate                                 (10,577)             10,577
      Increase in accrued liabilities              612,644              62,744
      Increase (decrease) in customer deposits      21,413             (15,080)
      Increase (decrease) in income tax payable    (29,101)              29,101
                                                -------------        -----------

Net cash used in operating activities             (495,572)           (571,023)
                                                -------------        -----------

Cash flows from investing activities:
   Purchases of property and equipment          (6,868,872)         (6,041,602)
   Decrease in restricted assets                     1,673           3,785,680
   Additions to rental fleet                    (5,012,935)         (1,372,109)
   Increase in patent costs                        (32,011)            (67,133)
                                               --------------      -------------

Net cash used in investing activities          (11,912,145)         (3,695,164)
                                               ------------         ------------

Cash flows from financing activities:
   Proceeds from borrowings, net of costs       32,917,003          12,319,554
   Increase in book overdraft                       41,320             193,999
   Repayments of long-term debt and capital
      lease obligations                        (21,310,970)         (9,424,355)
   Proceeds from exercise of options and
      warrants                                      212,208            878,611
                                               -------------       -------------

Net cash provided by financing activities        11,859,561          3,967,809
                                                ------------        ------------

Net decrease in cash                               (548,156)          (298,378)

Cash at beginning of year                           551,954            850,332
                                               -------------        ------------

Cash at end of year                            $      3,798         $  551,954
                                              ==============        ============


                 The accompanying notes are an integral part of
                          these financial statements.

Tower Tech, Inc.
Statements of Cash Flows (continued)

Supplemental Disclosure of Cash Flow Information

Cash paid for interest during the years ended November 30, 1998 and 1997 was $1,831,306 and $760,656, respectively.

Supplemental Schedule of Non-Cash Investing and Financing Activities

The Company acquired certain property, plant and equipment under capital lease obligations of $176,358 and $49,427 for the years ended November 30, 1998 and 1997, respectively.

The Company acquired certain real estate and improvements, and property, plant and equipment during 1998 and 1997 by executing notes payable in the aggregate amount of $418,658 and $139,219, respectively.

































                 The accompanying notes are an integral part of
                          these financial statements.

Tower Tech, Inc.
Notes to Financial Statements

1.     General and Summary of Significant Accounting Policies

General

Tower Tech, Inc. (the "Company") has been in the business of building, repairing and upgrading conventional water cooling towers since 1985. In 1991, the Company began developing a new line of modular water cooling towers made primarily of fiberglass ("TTMT Series"). In 1993, the Company began production of the TTMT Series cooling tower, which has been introduced into both the air conditioning and industrial segments of the cooling tower market. Compact design of the modules permits them to be factory assembled, inventoried for immediate shipment, easily transported and quickly installed. The Company has also built cooling towers based on the TTMT Series modules which the Company rents for short-term or emergency use to customers. In 1995, the Company introduced a concrete water cooling tower which is constructed using the TTMT technology. The concrete towers, which are constructed using tilt-up concrete construction methods at the customer's location, are sold under fixed price contracts. In 1996, the Company began marketing its technology by entering into licensing agreements with international cooling tower companies. In 1998, the Company changed the TTMT designation to "TTEF" to signify the redesign of its towers.

Revenue and cost recognition

Revenue from tower sales is recognized as towers are shipped to customers.

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

Rental towers were rented under short-term or month-to-month rental agreements and revenue is recognized when earned.

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

Warranty costs

The Company provides, by a current charge to cost of goods sold, an amount it estimates will be needed to cover future warranty obligations for towers sold during the year. The estimated liability for warranty costs is included in accrued liabilities in the accompanying balance sheets.

Income taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109). FAS 109 requires deferred tax liabilities or assets to be recognized for the anticipated future tax effects of temporary differences that arise as a result of the differences in the carrying amounts and tax basis of assets and liabilities, and for loss carryforwards and tax credit carryforwards.

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

The Company sells cooling towers and related parts to customers throughout the U.S. and enters into licensing agreements with international companies. The Company extends credit based upon an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on accounts receivable and notes receivable is principally dependent on each customer's financial condition and economic conditions in countries where they operate. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.


Reclassifications

Certain November 30, 1997 amounts have been reclassified to conform with November 30, 1998 presentation.

2.       Contract Receivables

Contract receivables consist of the following at November 30:

                                                 1998                  1997
                                          --------------------------------------

  Completed contracts, including retainage    $ 224,917             $  419,904
  Contracts in progress:
      Current accounts                          612,330                190,141
      Retainage                                 377,467                 59,411
                                             ------------           ------------

                                             $1,214,714             $  669,456
                                            ============            ============

Contract receivables are included in accounts receivable in the accompanying balance sheets.

3.   Costs in Excess of Billings and Estimated Earnings on Uncompleted Contracts

The following is a summary of costs and estimated earnings on uncompleted projects at November 30:

                                           1998                    1997
                                       ----------------     ------------------

   Cost incurred on uncompleted projects    $ 3,716,410            $ 2,010,501
   Estimated earnings                           565,132                 22,356
                                            ------------           -------------

                                              4,281,542              2,032,857
   Less:  Billings to date                   (3,844,335)            (1,313,410)
                                             -----------           -------------

                                           $    437,207           $    719,447
                                            ============            ============


4.     Inventories

Inventories consist of the following at November 30:

                                       1998                            1997
                               -------------------------------------------------

       Raw materials                $ 4,234,498                    $ 2,070,717
       Work in process                  731,992                        476,498
       Finished goods                   502,212                        480,441
                                   -------------                   -------------

                                    $ 5,468,702                    $ 3,027,656
                                    ===========                      ===========

5.     Restricted Assets

Restricted assets consist of investments held by a trustee in connection with financing obtained to fund construction of the Company's new manufacturing and office facilities. See Note 6. Amounts required for obligations classified as current liabilities are reported in current assets. Investments are stated at cost which approximates market. The composition of restricted assets at November 30, is set forth in the following table:

                                                    1998               1997
                                               ---------------------------------

 Under bond indenture agreements--held by trustee:
 Cash and cash equivalents                        $   1,698         $    1,917
 U.S. Treasury Notes                                157,096            158,551
                                                 ------------       ------------

 Total restricted assets                            158,794            160,468

 Amount required for current liabilities           (158,794)          (160,468)
                                                ------------        ------------

 Noncurrent restricted assets                    $     -             $    -
                                               =============        ============


6.     Property, Plant and Equipment

Following is a summary of property, plant and equipment at November 30:

                                          1998                          1997
                                 -----------------------------------------------

    Building and plant improvements    $  1,833,830               $  1,824,683
    Shop equipment                          781,607                    767,798
    Office furniture and equipment          977,260                    663,122
    Molds and dies                        1,436,062                  1,274,782
    Trucks and vehicles                      30,180                      9,744
    Assets under capital lease              732,993                    556,633
    Construction in progress             11,297,609                  5,554,826
    Capitalized interest                  1,451,049                    380,304
                                        ------------               -------------

                                         18,540,590                 11,031,892

        Accumulated depreciation         (1,718,212)                (1,292,965)
        Accumulated depreciation,
          capital leases                   (192,213)                  (134,669)
                                       -------------               -------------

                                        $16,630,165                $ 9,604,258
                                        ===========                 ===========

Construction in progress consists primarily of construction on the Company's new manufacturing facility in south Oklahoma City, Oklahoma. The new facility has been partially financed through an industrial revenue bond issuance by the Oklahoma Industries Authority in the original amount of $4,405,000. See Note 8.

Depreciation of property, plant and equipment, and rental fleet was $718,201 and $586,062 for the years ended November 30, 1998 and 1997, respectively, of which $483,678 and $425,872 was included in costs of good sold and constructed.

7.    Rental Fleet

The Company has a fleet of TTEF Series modular cooling towers which are available for lease under short-term and month-to-month agreements. The rental fleet is depreciated using the straight-line method over estimated useful lives of 7 to 10 years. Following is a summary of the rental fleet and accumulated depreciation at November 30:
                                               1998                    1997
                                         ---------------------------------------

         Rental fleet                     $ 7,361,623              $ 2,386,687
         Accumulated depreciation            (572,406)                (362,949)
                                           ------------             ------------

                                          $ 6,789,217              $ 2,023,738
                                           ===========               ===========

The rental division was sold subsequent to November 30, 1998.  See Note 18.

8.       Long-Term Debt

The following is a summary of long-term debt at November 30:

                                                     1998               1997
                                                    ----------------------------

      10% Convertible Subordinated Debentures
      ("Debentures") as discussed below.             $6,000,000      $6,000,000
      Oklahoma Industries Authority Revenue Bonds,
      Series 1996, principal and interest are
      payable quarterly on January 1, April 1
      July 1 and October 1; interest at an
      average  rate of  7.28%,  final  payment
      is due  October  1,  2007; collateralized
      by the  Company's  right,  title and
      interest  in the real estate comprising
      the Company's  manufacturing  facility,
      along with all building, structures,
      fixtures and improvements on said real
      estate; bonds are  eligible for early
      redemption subject to certain restrictions.    4,035,000        4,335,000

      Line of credit payable to an individual;
      credit limit of $2,000,000; principal and
      interes  due May 31, 1998; interest rate of
      13%; collateralized by accounts receivable,
      inventory, equipment, and personal guarantee
      of the Company's C.E.O.and his wife.                -             499,507

      Notes payable to an individual; principl
      payments of $1,500,000 and $500,000 due
      on June 14, 2000, respectively; interest at
      bank prime + 3% (10.75% at November 30,
      1998), and fixed  rate at 13%, respectively;
      collateralized  by a first lien and right
      of assignment on certain patents.              2,000,000        2,000,000

      Line of credit with a bank for $400,000;
      principal and interest due April 1, 1999;
      interest at a floating  rate (10% at
      November 30, 1998); collateralized by real
      estate.                                          330,000          251,625

      Note payable to a bank; 35 monthly payments
      of principal and interest of $1,557 with
      remaining  principal due September 1999;
      interest at a floating rate (10% at
      November 30, 1998); collateralized by real
      estate.                                           86,706           96,223

      Note payable to a bank; semi-annual payments
      of principal and interest of $1,557 with
      final payment due September, 2000; interest
      at a floating rate (10% at November 30, 1998);
      collateralized by real estate.                    62,944           71,879

                                                         1998            1997
                                                     ---------------------------

    Note payable to a lending institution;
    principaland interest  payments of
    $13,651 with final payment due July 9,
    2004; interest at 9.25%;
    collateralized by certain equipment.              1,681,663         731,890

    Notes payable to an institution; monthly
    principal and interest  payments of $977,
    with final  payment due November 4, 2017;
    interest  at 7.72%, collateralized  by
    certain improvements.                               117,062         119,219

    Construction loan payable to a bank of
    $2,000,000;  principal and interest due
    April 14, 1999;  interest at bank prime
    plus 1% (8.75% at November 30, 1998);
    collateralized by real estate.                    1,069,813            -

    Line of credit with a bank; principal
    and interest due June 30, 1999, interest
    at bank prime plus 2% (9.75% at November
    30, 1998); collateralized by certain accounts
    receivable, inventory, rental fleet and
    patents.  Paid off in December 1998.  See
    Note 18.                                          8,333,721            -

    Note payable to a bank; principal and interest
    due February 16, 1999 at 9%; collateralized
    by inventory.                                       900,000            -

    Note payable to an individual; principal and
    interest due upon maturity on December 7,
    1998, interest at 16.8% and is uncollateralized.    500,000            -

    Line of  credit;  principal  due  November 10,
    2003, interest at LIBOR plus .2% (5.5125% at
    November 30, 1998) collateralized by real estate. 1,250,000            -

    Various  notes payable to financial institutions;
    principal and interest due monthly;
    collateralized by vehicles and equipment.           494,638          22,768
                                                    ------------     -----------
                                                     26,861,547      14,128,111

   Current portion                                  (11,029,319)       (439,308)
                                                    ------------     -----------


       Long-term debt, net                          $15,832,228     $13,688,803
                                                    ===========      ===========


Principal amounts maturing on long-term debt for each year is as follows at November 30, 1998:

              1999                                  $11,029,319
              2000                                    9,065,982
              2001                                      965,304
              2002                                    1,036,129
              2003                                    1,046,834
              Thereafter                              3,717,979
                                                    -------------

                                                    $26,861,547

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

Some of the debt agreements contain financial covenants such as tangible net worth restrictions. The Company was either in compliance with covenants or related debt was paid subsequent to November 30, 1998.

9.     Obligations Under Capital Leases

The Company leases certain equipment under capital lease agreements. The equipment leases have original terms ranging from 3 to 5 years. Most equipment leases have purchase options at the end of the original lease term. Future minimum payments by year and in the aggregate under noncancelable capital leases consist of the following at November 30, 1998:

       1999                                                     $  182,069
       2000                                                         68,360
       2001                                                         53,012
       2002                                                         37,747
       2003                                                          8,872
                                                                 ------------

        Total minimum lease payments                               350,060
        Amount representing interest                               (28,626)

              Present value of net minimum lease payments          321,434

        Current portion                                           (166,683)

                                                                 $  154,751

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

Participants in the Plan are at all times fully vested in their contributions and in the earnings attributable to their contributions and become fully vested in Company contributions made on their behalf after seven years of service. The Plan permits withdrawals during employment in the event of proven financial hardship. In the case of termination of employment, disability, or death, a participant's account balance is distributed to the participant (or his beneficiary) in either a lump sum or part lump sum and part installments depending on the participant's vested balance. The Company has not made any contributions to the Plan.

11.    Income Taxes

The (benefit) provision for income taxes for the years ended November 30 are comprised of the following:

                                                  1998                  1997
                                           -------------------------------------
    Current provision:
       Federal                              $      -             $      29,101
                                            ---------------        -------------
    Deferred benefit:
       Federal                                 (1,569,883)            (552,976)
       State                                     (100,205)             (92,044)
                                              -------------         ------------

          Total deferred benefit               (1,670,088)            (645,020)
                                               ------------          -----------

      Income tax benefit                      $(1,670,088)         $  (615,919)
                                              ============           ===========

The following is a reconciliation of the statutory federal income tax rate to the Company's effective income tax rate:

                                                         1998            1997
                                                     ---------------------------

      Statutory federal income tax rate                  (34%)           34%
      Utilization of net operating loss carryforwards      -            (29%)
      Change in valuation allowance                        -            (52%)
      Other                                              ( 4%)            4%
                                                     ------------    ---------

             Effective income tax rate                   (38%)          (43%)

Deferred  tax  liabilities  and  assets
at  November  30 are  comprised  of the
following:
                                                      1998               1997
                                               ---------------------------------
     Deferred tax liabilities:
         Depreciation                             $   359,422      $   289,743
         Workers' compensation                         21,712           40,984
                                                  ------------      ------------

         Total deferred tax liability                 381,134          330,727
                                                  ------------       -----------

     Deferred tax assets:
         Accounts receivable allowance                109,065           68,471
         Warranty reserve                              79,320           39,660
         Other                                         88,058            7,848
         Net operating loss carryforward            2,387,544          827,513
         AMT credit                                    32,255           32,255
                                                   -----------      ------------

         Total deferred tax assets before
            valuation allowance                     2,696,242          975,747
         Valuation allowance for deferred tax
            assets                                       -                -
                                                   -----------       -----------

         Total deferred tax asset                   2,696,242           975,747
                                                   -----------       -----------

                         Net deferred tax asset    $2,315,108        $  645,020
                                                   ==========         ==========


At November 30, 1998, the Company had a net operating loss carryforward (NOL) for regular tax purposes of approximately $6,000,000 expiring in 2009 to 2011.

FAS 109 requires that the Company record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred income tax assets depends on the Company's ability to generate sufficient taxable income in the future. In the fourth quarter of fiscal 1997, Management determined that, based on the Company's ability to generate taxable income in two consecutive years (1996 and 1997), it is more likely than not that the Company will realize the deferred tax assets. Therefore, the valuation allowance previously established against the net deferred tax asset was reversed in 1997. Management has also determined that based on the sale of the rental operations in December 1998, it is more likely than not that the Company will realize the deferred tax assets in 1998. See Note 18.

The ability of the Company to utilize the NOL carryforward to reduce future income taxes may be limited upon occurrence of certain capital stock transactions during any three-year period resulting in an aggregate ownership change of more than 50%.

12.    Related Party Transactions

R&B Enterprises ("R&B"), an affiliate of Lincoln E. Whitaker who is a director of the Company, is an independent sales representative for the Company. As a sales representative, R&B purchases products from the Company for resale and sells products as an agent for the Company on a commission basis. During 1998 and 1997, R&B purchased $16,760 and $29,086, respectively, of products from the Company and earned $14,255 and $7,872 respectively, in commissions.

In December  1995,  the Company  executed a Joint Venture  Agreement with J-Tech
Enterprises, Inc. ("J-Tech"), a Florida corporation to market the Company's products in Alabama, Florida and Georgia. The Company received a 50% ownership interest in the joint venture, Tower Tech-Southeast ("TTSE"), for contributing a license to use its technology. J-Tech contributed a computer system valued at $5,000 and $35,000 cash. The Company's investment in TTSE is being accounted for using the equity method of accounting, although the Company did not record an amount for their initial contribution of technology. The Company and J-Tech have agreed to share equally in all profits and losses. Accordingly, Tower Tech has recognized a loss of $78,946 as of November 30, 1998, for 50% of the accumulated losses of TTSE. The agreement contains a buyout option allowing the Company to purchase the ownership interest of J-Tech under certain conditions. Sales made to TTSE amounted to $790,276 and $741,240 during fiscal year 1998 and 1997, respectively.

The following represents the summarized unaudited financial data of TTSE at November 30:

                                           1998                       1997
                                    --------------------------------------------
        Balance sheet data
        Assets                         $   455,672                 $   531,307
        Liabilities                    $   533,564                 $   463,002
        (Deficit) equity               $  ( 77,892)                $    68,305




                                           1998                       1997
                                    --------------------------------------------

        Statement of operations data
        Sales                          $ 1,306,675                 $ 1,172,410
        Cost of Sales                    1,015,555                     814,797
        Other expenses                     441,558                     356,649
                                      -------------                -------------

        Net (loss) income             $   (150,438)                $       964
                                      =============               ==============

13.   Net Earnings (Loss) Per Share

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"). FAS 128 requires presentation of "basic" and "diluted" earnings per share, as defined, on the face of the income statement for all entities with complex capital structures. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior period earnings per share amounts. The Company has adopted FAS 128 and has restated all prior periods. FAS 128 requires a reconciliation of the numerators and denominators of the basic and diluted EPS computations. Options and warrants to purchase 371,356 shares of common stock at a weighted average price of $5.79 were outstanding during the period ended November 30, 1998 but were not included in the computation of diluted EPS because the effect of these outstanding options would be antidilutive. A reconciliation for the period ended November 30, 1997 is as follows:

                                            Income        Shares   Per Share
                                         (Numerator) (Denominator)   Amount
  For the period ended November 30, 1997:


Basic EPS
  Income available to common stockholders   $2,062,951    3,420,378    $ .60

Effect of dilutive securities
  Employee stock options and warrants              -           117,735
                                             ----------       ---------
Diluted EPS
  Income available to common stockholders
    and assumed conversions                 $2,062,951    3,538,113    $.58
                                            ----------    ---------    ----
14.    Stockholders' Equity

At November 30, 1998, and 1997, the Company had outstanding warrants and options allowing the holders to purchase a total of approximately 371,356 and 344,065 shares, respectively, of the Company's Common Stock at an average price of $5.79 and $6.81 per share, respectively, expiring at various periods through July 2007. These warrants and options were issued in conjunction with the initial public offering, various financing agreements with unrelated individuals and the Company's stock option plan (see Note 15). Warrants for 50,000 and 150,000 shares of common stock were exercised at an average exercise price of $4.50 and $5.88 during 1998 and 1997, respectively.

15.    Stock Option Plan

In October 1997, the Company amended the Tower Tech, Inc. 1993 Stock Option Plan (the "Plan"). Under the Plan, up to 500,000 shares of common stock may be issued pursuant to the exercise of options. The Plan is administered by a committee consisting of at least two members of the Board of Directors who are not employees of the Company. The committee has not established a fixed formula for awarding options under the Plan. Options under the Plan can be in the form of incentive stock options or nonqualified stock options. The exercise price for nonqualified stock options issued under the Plan may be for more or less than the fair market value of the common stock at the time an option is granted. The exercise price for incentive stock options must be equal to the fair market value of the common stock at the time the options are granted. There have been no stock options issued with an exercise price less than the market price of common stock at the date of issuance. All stock options granted during 1998 and 1997 have a term of ten years and vest incrementally 20% each year. Vested options may be exercised after five years of employment or upon termination from the Company. The Company has elected to follow APB No. 25, Accounting for Stock Issued to Employees and related Interpretations in accounting for its employee stock options. Under APB No. 25, compensation expense is recognized for the difference between the option price and market value on the measurement date. No compensation expense has been recognized because the exercise price of the stock options equaled the market price of the underlying stock on the date of grant.

Pro forma information regarding net income and earnings per share is required by FAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of the Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 1998 and 1997, respectively: interest rates (zero-coupon U.S. government issues with a remaining life equal to the expected term of the options) of 5.50% and 6.12%; dividend yields of 0.0% and 0.0%; volatility factors of the expected market price of the Company's common stock of 45.13% and 43.95%; and weighted-average expected life of the options of six years.

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

The Company's pro forma information follows for November 30:

                                               1998                  1997
                                      ------------------------------------------

  Net (loss) income as reported           $ (2,671,232)            $ 2,062,951
  Pro forma                               $ (2,701,459)            $ 2,006,279
  (Loss) earnings per share as reported   $ (.75)                  $ 58
  Pro forma                               $ (.76)                  $.57

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

                                         1998                      1997
                                ------------------------------------------------

                                  Options   Weighted Avg. Options  Weighted Avg.
                                           Exercise Price         Exercise Price

  Outstanding - Beginning of year  210,894    $ 6.67      210,880       $ 6.28
  Granted                          124,700      6.25       34,894         8.75
  Exercised                          -          -          (5,120)        6.25
  Forfeited                        (33,809)     6.61      (29,760)        6.46
                                  ---------               ---------
  Outstanding - End of year        301,785      6.50       210,894        6.67
                                  ========                ========
  Exercisable - End of year        103,705      6.40        83,175        6.25
                                  ========                =========


The following table summarizes information about stock options outstanding at November 30, 1998:

                                         Weighted Avg.
      Range of             Number          Remaining             Weighted Avg.
  Exercise Prices       Outstanding     Contractual Life        Exercise  Price
------------------     ---------------  ----------------        ----------------
$  6.25 - $  8.25         287,850             7.67                   $  6.37
$  9.00 - $10.00           14,705             8.64                   $  9.27
$  6.25 - $10.00          301,785             7.71                   $  6.50

16.    Commitments and Contingencies

Included in cost of goods sold and constructed for the years ended November 30, 1998 and 1997 are $671,267 and $426,699, respectively, of expense to retrofit and service towers previously sold. The Company has recorded a liability for estimated warranty costs of $200,000 and $100,000 at November 30, 1998 and 1997, respectively. Management believes the warranty reserve is sufficient to cover future warranty costs.

The Company is a defendant in certain litigation arising in the normal course of business. Management is of the opinion that liabilities, if any, arising from these actions will not have a material effect on the Company's financial position and results of operations.

17.    Licensing Agreements

During 1997, the Company entered into certain license agreements with various international cooling tower companies. The license agreements grant the licensees an exclusive, nontransferable right and license to manufacture, develop and promote cooling towers, using the Company's technology in specified regions, such as Mexico, India, Southeast Asia, South America, South Africa and the Mediterranean area. Under the agreements, the Company earns an initial fixed, nonrefundable technology transfer fee upon delivery of the technology materials. Fees earned during the year ended November 30, 1997 totaled $860,495. Pursuant to certain agreements, the Company will earn continuing royalties for all Licensed Products promoted by the licensee, although no such royalties have been earned through November 30, 1998.

The agreements with two international cooling tower companies give the Company an option to purchase 49% of a company set up to market cooling towers using the TTEF technology in specified regions. At November 30, 1998, the Company has not exercised these options.

18.    Subsequent Events

Effective December 7, 1998, the Company entered into a $4,000,000 line of credit agreement with a financial institution for working capital requirements. Interest is payable monthly at a rate of one and a half basis points over National Prime. All outstanding principal and unpaid interest is due January 7, 2000. The agreement is collateralized by accounts receivable, inventory, and general intangibles and contains certain financial covenants such as tangible net worth requirements.

In  December  1998,  the  Company   consummated   the  sale  of  certain  assets
constituting the rental operations to Aggreko Inc., an unrelated party, for $13,500,000, with $12,150,000 paid in cash at closing and the remaining $1,350,000 paid by delivery of Aggreko Inc.'s promissory note. The note bears interest at 1% above prime. The outstanding principal balance of the note, together with accrued interest, is due and payable December 1999. The Company also entered into a long-term strategic alliance with Aggreko and will receive a three percent royalty for the rental of technology. Proceeds will be used for a reduction in short-term debt and for working capital. The Company expects to record a pre-tax gain of approximately $6.7 million in the first quarter of fiscal 1999.

The following unaudited selected condensed pro forma balance sheet information summarizes the balance sheet effect of the sale and pay-off of the bank line of credit as though the transactions had occurred on November 30, 1998 (in 000's):

                                               Historical             Pro forma
                                                                     (Unaudited)
                                             -----------------------------------

     Current assets                            $  14,301              $  16,792
     Property, plant and equipment, ne            23,420                 16,631
     Total assets                                 39,057                 34,719
     Current liabilities                          18,192                 10,067
     Stockholders' equity                          4,440                  8,427

                                INDEX TO EXHIBITS
                                                                           Page
10.9    Promissory Note between Tower Tech, Inc. and People First Bank
        dated December 7, 1998. . . . . . . . . . . . . . . . . . . . . .   E-1
              . . . . .
10.18   Loan Agreement between Tower Tech, Inc. and People First Bank
        dated December 7, 1998. . . . . . . . . . . . . . . . . . . . . .   E-2
              . . . .
21.1    Tower Tech, Inc. subsidiaries. . . . . . . . . . . . . . . . . . .  E-3

23.1    Consent of PricewaterhouseCoopers LLP. . . . . . . . . . . . . . .  E-4
              . . . . . .