Form 10QSB
period 1999-02-28
TOWER TECH INC
filed 1999-04-15
CIK 913034

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

     [ X ] QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
           EXCHANGE ACT OF 1934 [No Fee Required

                     For the period ended February 28, 1999

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
         ACT OF 1934 [No Fee Required]

               For the transition period from . . . .. . . . . . .

                         Commission file number 1-12556

                                TOWER TECH, INC.
        (Exact name of small business issuer as specified in its charter)

           Oklahoma                                    73-1210013
  (State or other jurisdiction of              (IRS Employer Identification No.)
   incorporation or organization)

   11935 South I-44 Service Road, Oklahoma City, Oklahoma            73173
         (Address of principal executive offices)                  (Zip Code)

                     Issuer's telephone number 405/290-7788

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEEDING FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes  X   No
                                                 -----    ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock $.001 par value 3,576,311 shares as of April 14 ,1999

     Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                               ------      -----

                                      INDEX

                                TOWER TECH, INC.


                                                                            Page
Part I.   Financial Information

Item 1.   Financial Statements (Unaudited)

          Balance Sheet -- February 28, 1999                                F-1

          Statements of Operations --Three months ended February 28,
            1999 and 1998                                                   F-2

          Statements of Cash Flows --Three months ended February 28,
            1999 and 1998                                                   F-3

          Notes to Financial Statements -- February 28, 1999                F-4


Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          3

Part II.  Other Information

Item 6.    Exhibits and Reports on Form 8-K                                   7

Signatures                                                                   11

                                TOWER TECH, INC.
                            BALANCE SHEET (UNAUDITED)



                                                               February 28, 1999
Assets
Current assets:
    Cash and cash equivalents                                     $  1,028,732
    Accounts receivable, net of allowance
        for doubtful accounts of $275,000                            4,412,075
    Accounts receivable, affiliate                                     970,269
    Notes receivable, current                                          238,621
    Receivables from officers and employees                            102,332
    Cost and estimated earnings in excess of
        billings on uncompleted contracts                               97,045
    Inventory                                                        5,737,633
    Restricted assets - current                                        158,196
    Prepaid expenses                                                   248,908
    Deferred tax asset                                                 300,800
                                                                  --------------

        Total current assets                                        13,294,611

Property, plant and equipment, net                                  17,417,718
Patents, net                                                           227,772
Notes receivable, non-current, net of unamortized
    discount of $34,710                                              1,849,361
Deferred tax asset                                                     109,182
Other assets                                                           548,642
                                                                  --------------

        Total Assets                                               $33,447,286

Liabilities and Stockholders' Equity
Current liabilities:
    Current maturities of long-term debt                          $  1,242,450
    Current maturities of obligations under capital lease              154,492
    Accounts payable                                                 3,885,784
    Accounts payable, affiliate                                          7,675
    Accrued liabilities                                                823,465
    Interest payable                                                   180,556
    Customer deposits                                                   12,071
                                                                   -------------

        Total current liabilities                                    6,306,493

Long-term debt, net                                                 19,607,578
                                                                    ------------
Obligations under capital lease                                        157,300
                                                                    ------------
Liability for equity share in investment                                57,741
                                                                    ------------
Stockholders' equity:
    Common stock, $.001 par value; 10,000,000 shares
        authorized; 3,576,311 shares issued and outstanding              3,577
    Capital in excess of par                                         8,278,561
    Deficit                                                           (963,964)
                                                                   -------------

        Total stockholders' equity                                   7,318,174

        Total liabilities and stockholders' equity                 $33,447,286



      The accompanying notes are an integral part of these financial statements.

                                Tower Tech, Inc.
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                    Three Months Ended
                                                         February 28,
                                                 1999                   1998
Sales and other operating revenue:
    Tower sales                              $ 3,752,423            $ 1,562,390
    Concrete tower construction                  265,608              1,969,165
    Tower rentals                                 31,239                475,681
    Other tower revenue                          285,832                 43,354
                                            -------------         --------------

        Total tower revenue                    4,335,102              4,050,590
                                             ------------           ------------

Costs and expenses:
    Cost of goods sold and constructed         4,486,630              3,408,561
    General and administrative                   490,382                444,704
    Selling expenses                             363,473                425,465
    Research and development                     445,897                 82,385
                                            -------------         --------------

        Total cost and expenses                5,786,382              4,361,115
                                             ------------           ------------

        Loss from operations                  (1,451,280)              (310,525)
                                             ------------           ------------

Other income (expense):
    Interest                                    (506,696)              (212,424)
    Gain on sale of rental operations          6,688,670                  -
    Equity share of income before taxes of
        investee company                          21,205                  -
    Miscellaneous                                 45,450                 27,391
                                             ------------         --------------

        Total other income (expense)           6,248,629               (185,033)
                                             ------------          -------------

Income (loss) before income taxes              4,797,349               (495,558)

Income tax (expense) benefit                  (1,918,940)               198,223
                                             ------------          -------------

Net income(loss)                             $ 2,878,409           $   (297,335)
                                              ===========           ============

Weighted average shares outstanding-basic      3,576,311              3,526,311
                                             ============           ============

Net income (loss) per common share-basic     $     .81              $    (.08)
                                             ============          =============

Weighted average shares outstanding-diluted    3,576,311              3,526,311
                                             ============           ============

Net income (loss) per common share-diluted   $     .81              $    (.08)
                                             ============           ============









   The accompanying notes are an integral partof these financial statements.

                                TOWER TECH, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                      Three Months Ended
                                                          February 28,
                                                1999                     1998

Cash flows from operating activities:
    Net income (loss)                       $  2,878,409            $  (297,335)
Adjustments to reconcile net income (loss)
      to net cash used by operating activities:
        Depreciation and amortization            271,689                153,889
        Gain on sale of rental operations     (6,688,670)                  -
        Equity share of loss of investee         (21,205)                  -
        Decrease(increase) in deferred taxes   1,905,126               (198,223)
        Decrease in accounts receivable          196,539                283,443
        (Increase) decrease in accounts
           receivable, affiliate                (538,053)               156,477
        Decrease (increase) in cost in
          excess of billings                     340,162               (344,099)
        Increase in inventory                   (268,931)            (1,072,114)
        Increase in prepaid expenses             (72,478)               (70,387)
        Decrease in other assets                  67,693                 24,345
        (Decrease) increase in account
           payable                            (1,206,845)             1,197,488
        Increase (decrease) in accounts
          payable, affiliate                       7,675                 (8,389)
        Increase in billings in excess of costs     -                    15,195
        (Decrease) increase in interest
          payable and  accrued liabilities      (528,201)               121,835
        Decrease in deposits                    (123,375)               (55,169)
        Decrease in income tax payable             -                    (24,000)
                                               ------------          -----------

Net cash used in operating activities         (3,780,465)              (109,777)
                                             ------------           ------------

Cash flows from investing activities:
    Decrease in notes receivable                    -                     7,267
    Purchase of property and equipment        (1,055,216)            (2,210,292)
    Decrease in restricted assets                    598                  2,062
    Additions to rental fleet                      -                   (310,986)
    Purchase of patents                           (1,373)                (2,728)
    Proceeds from sale of rental operations   12,150,000                 -
                                             ------------         --------------

Net cash provided (used) in investing
      activities                              11,094,009             (2,514,677)
                                             ------------            -----------

Cash flows from financing activities:
    Proceeds from borrowings                   9,662,072              5,003,324
    Repayments of long-term debt
        and capital lease obligations        (15,715,363)            (2,552,673)
    Decrease in book overdraft                  (235,319)              (193,999)
                                            -------------           ------------

Net cash (used) provided by financing
      activities                              (6,288,610)             2,256,652
                                             ------------            -----------

Net increase (decrease) in cash                1,024,934               (375,069)

Cash at beginning of period                        3,798                551,954
                                          ---------------           ------------

Cash at end of period                      $   1,028,732            $   176,885
                                            =============            ===========


   The accompanying notes are an integral part of these financial statements.

                                TOWER TECH, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.    Interim Financial Statements

      The balance sheet as of February 28, 1999, and the related statements of operations for the three month period ended February 28, 1999 and 1998 and the statements of cash flows for the three month period ended February 28, 1999 and 1998 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

      These financial statements and notes are presented as permitted by Form 10-QSB and should be read in conjunction with the Company's financial statements and notes included in the annual report on Form 10-KSB.

2.    Earnings Per Share

      The Company has adopted FAS 128. FAS 128 requires a reconciliation of the numerators and denominators of the basic and diluted EPS computations. Options to purchase 354,584 and 210,894 shares of common stock at weighted average prices of $6.46 and $6.67 were outstanding during the three month period ended February 28, 1999 and 1998 respectively, but were not included in the computation of diluted EPS because the effect of these outstanding options would be antidilutive.

3.   Sale of Rental  Operations

     In December 1998 the company consummated the sale of its industrial cooling tower rental operations (the "Rental Operations") to Aggreko Inc., an unrelated party, for $13,500,000, with $12,150,000 paid in cash at closing and the remaining $1,350,000 paid by delivery of Aggreko Inc.'s promissory note (the "Note"). The Note bears interest at 1% above prime. The outstanding principal balance of the Note, together with accrued interest, is due and payable in December 1999. The assets sold included the modular cooling tower rental fleet, other rental fleet equipment, and certain assets used in the operation of the Rental Operations. Accordingly, the Company recorded a pre-tax gain of $6,688,670 for the three months ended February 28, 1999. Proceeds were used to reduce debt and for working capital.

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

4.   Debt

      In December 1998, the Company entered into a $4,000,000 line of credit agreement with a financial institution for working capital requirements. Interest is payable monthly at a variable rate of 1.5% over national prime. This line of credit matures in January 2000. This credit facility is collateralized by certain accounts receivable, inventory and general intangibles, and as of February 28, 1999, $3,339,121 was outstanding.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


 Three Months Ended February 28, 1999 Compared to Three Months Ended February 28, 1998

     Total tower revenues were $4,335,102 for the three months ended February 28, 1999, compared to $4,050,590 in the same period in the prior year. During the current three month period, 86 percent of total tower revenues was derived from sales of 122 modular fiberglass cooling towers, 6 percent of total tower revenues was derived from design and construction of modular concrete towers, 1 percent of total tower revenues was derived from rental of modular fiberglass cooling towers and 7 percent of total tower revenues was derived from other revenues. In the comparable three month period of 1998, 39 percent of total tower revenues was derived from sales of 41 modular fiberglass cooling towers, 48 percent of total tower revenues was derived from construction of modular concrete towers, 12 percent of total tower revenues was derived from rental of modular cooling towers, and 1 percent of total tower revenues was derived from other tower revenues. Other tower revenues consist primarily of sales of modular tower parts and service, accessory equipment and water treatment equipment. The increase in fiberglass tower revenues for 1999 is due to the increase in the quantity of units sold. Such increase was due to marketing efforts for the newly designed TTEF Series tower and significant completion of the manufacturing processes for TTEF Series component parts at the OKC facility. The decrease in concrete revenues is due to the decrease in the number and size of jobs completed and in process. For the three months ended February 28, 1998, over fifty percent of concrete revenue was generated from two international projects as compared to no international projects for the three month period ended February 28, 1999. However, the Company has seen some improvement in certain international markets with recent orders from Mexico, Brazil, Autria and Singapore for concrete cooling tower projects and factory assembled cooling towers. The Company has restructured its pricing on its precast concrete cooling tower and has redesigned certain proprietary parts which management believes will lower costs as well as increase thermal capability of its concrete cooling tower. Management is optimistic that concrete tower revenues will improve with continued improvement in the international market economies, and domestically with aggressive marketing of its redesigned precast concrete cooling towers. Other tower revenue is up from the previous year due to more sales of proprietary parts to licensees, combined with more sales of tower parts and service. No licensing agreements were finalized in the first quarter of 1999 although negotiations are continuing for agreements for Spain, Peru, New Zealand, Australia, and the United Kingdom.

         In December 1998, the company consummated the sale of its industrial cooling tower rental operations (the "Rental Operations") to Aggreko Inc., an unrelated party, for $13,500,000, with $12,150,000 paid in cash at closing and the remaining $1,350,000 paid by delivery of Aggreko Inc.'s promissory note (the "Note"). The Note bears interest at 1% above prime. The outstanding principal balance of the Note, together with accrued interest, is due and payable in December 1999. The assets sold included the modular cooling tower rental fleet, other rental fleet equipment, and certain assets used in the operation of the Rental Operations. Accordingly, the Company recorded a pre-tax gain of $6,688,670 for the three months ended February 28, 1999. Proceeds were used to reduce debt and for working capital.

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

         The Company's cost of goods sold and constructed during the three month period ended February 28, 1999, was $4,486,630 or 103 percent of total tower revenues, as compared to $3,408,561 or 84 percent of total tower revenues during the comparable period in 1998. The increase in cost of goods sold and constructed during the first quarter of 1999 resulted mainly from increased sales of modular fiberglass cooling towers. Overall margin decreased as a result of concrete cooling tower cost overruns on certain jobs, lower margins incurred in the factory assembled cooling tower line, and decreased tower rentals which carry a higher margin. Lower margins in the factory assembled cooling tower line is due to the delays in the completion and occupancy of the Oklahoma City (OKC) plant combined with delays in the delivery of the manufacturing equipment and tooling. It is estimated that these delays will continue to have a negative, although lessening, impact on second quarter 1999 margins and operations. Decreased tower rentals is due to the sale of the rental operations as above discussed.

         Included in the cost of goods sold for the first quarter 1999 is $148,000 to retrofit and service towers previously sold. This compares to expenditures of $85,000 during the comparable period in the prior year. The Company has a complete quality control system in place which management believes will control such expenditures in future periods.

         The three month period ended February 28, 1999 reflected a 10 percent increase in general and administrative expenses from $444,704 in 1998 to
$490,382 in 1999. The increase is due mainly to additional expenses related to the OKC facility. Selling expenses decreased from $425,465 to $363,473 due to a reduction in expenses related primarily to the opening of direct domestic and international sales offices. Research and development expenses increased from $82,385 in the first quarter of 1998 to $445,897 in the first quarter of 1999. A significant portion of the increase in R & D costs is related to the redesign of the TTMT Series tower to the TTEF Series tower in order to lower future production costs. With the redesign of the tower combined with manufacturing of component parts in-house, management believes that the Company has positioned itself to grow its share of the cooling tower market. With the lower production costs, management believes that it will be able to lower prices to its customers and, at the same time, increase margins. Management expects to continue to conduct research to develop refinements in cooling tower design and construction. Although the Company has no fixed research and development budget, such future costs are anticipated to be less than current expenditures.

         The Company's loss from operations for the three months ended February 28, 1999 was $1,451,280 as compared to a loss from operations of $310,525 for the comparable period in the prior year. After interest expense, gain on sale of rental operations, miscellaneous items, and income tax expense, the Company's net income was $2,878,409 compared to a net loss of $297,335 for the quarter ended February 28, 1998.

         The Company recognized income tax expense of $1,918,940 for the three months ended February 28, 1999, compared to an income tax benefit of $198,223 for the comparable period in 1998. The ultimate realization of the deferred income tax assets depends on the Company's ability to generate sufficient taxable income in the future. Management has determined that it is more likely than not that the Company will realize the deferred tax assets.

         Currently,   the  estimated  backlog  is  $7.6  million  including  two contracts for the modular concrete cooling towers totaling $1.6 million. One project is scheduled for completion in second quarter 1999 and the other project is projected to be completed in the fourth quarter of 1999. Estimated backlog for the modular factory assembled cooling towers is $5.8 million. $5.2 million is scheduled for delivery in the second quarter 1999, with the balance scheduled for delivery in the second half of 1999.

Liquidity and Capital Resources

       At February 28, 1999, the Company had working capital of $6,988,118 as compared to a working capital deficit of $3,890,374 at November 30, 1998. The Company's cash flow provided by (used in) its operating, investing and financing activities for the three months ended February 28, 1999 and 1998 are as follows:


                                    1999                               1998
                                    ----                               ----
Operating activities             ($3,780,465)                        ($109,777)
Investing activities             $11,094,009                        ($2,514,677)
Financing activities             ($6,288,610)                        $2,256,652

       The Company's capital requirements for its continuing operations consist of its general working capital needs, scheduled payments on its debt obligations and capital expenditures. The Company tries to minimize its inventory of component parts, although minimum order requirements of some suppliers can cause inventory levels to fluctuate significantly from period to period. Although bringing the manufacturing processes in-house has taken over a year longer than expected and has cost substantially more than anticipated, it will enable the Company to better manage inventory levels and reduce costs when the new manufacturing facility is fully operational and efficient. However, fluctuations in inventory levels are still expected due to the size of planned production runs of components. Management also attempts to manage accounts receivable to increase cash flow, but it is anticipated that accounts receivable will increase as sales increase. Other significant variances in working capital items can also be expected. Also, the Company's concrete cooling tower projects have an effect on working capital requirements. At February 28, 1999, net costs and estimated earnings in excess of billings on uncompleted contracts were $97,045 as compared to net costs and estimated earnings in excess of billings on uncompleted contracts of $1,063,546 at February 28, 1998. Normally, concrete cooling tower projects provide for progress payments of the contract price with a retainage of 10 to 15 percent payable after completion of the project. In an effort to control costs and profits on future concrete cooling tower projects, the Company will utilize precast panels in lieu of "tilt-up" on site construction.

       Scheduled principal payments on capital leases will total $154,492 over the next twelve months. In addition, $1,242,450 of principal payments will become due on the Company's debt during the next twelve months.

         Substantially all of the Company's planned capital expenditures during 1999 will be related to the completion of the new manufacturing facility and construction of the new office facility in south Oklahoma City. Management estimates the Company's total investment in the new manufacturing facility will be $11.5 million, including $6.0 million to equip the facility. As of February 28, 1999, the Company had incurred approximately $9.2 million related to the manufacturing facility. The manufacturing facility includes equipment to allow the Company to produce parts used in the modular cooling towers which have been purchased from outside vendors. Management believes that product costs can be reduced by producing these parts in-house. However, the Company may continue to incur unforeseen costs and production problems, particularly in the short term, in bringing these processes in-house.

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

       In September 1997, the Company entered into a loan agreement with the City of Oklahoma City in the form of a HUD Section 108 loan in the amount of $1,250,000 for start-up expenses of the manufacturing facility and associated working capital requirements. As of February 28, 1999, all of these funds had been advanced to the Company. Initially the loan bears interest at 20 basis points above the LIBOR rate, adjusted monthly, and interest only is payable quarterly. When HUD provides permanent financing, the interest rate becomes fixed at the rate charged by HUD to the City and principal and interest are payable quarterly based on an eight-year amortization period. The loan is collateralized by a second mortgage on the manufacturing facility.

       The Company has entered into an agreement with a lending institution for a total funding of $1,775,815 for equipment and tooling for the new manufacturing facility. Principal and interest, at 9.25%, is paid monthly with the final payment due in July 2004 and is collateralized by equipment. The outstanding balance at February 29, 1999, was $1,623,412.

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

       The Company has a line of credit at Chickasha Bank in the amount of $400,000 for short-term cash flow needs, of which $400,000 was outstanding at February 28, 1999. This line of credit matures May 21, 1999 and has an interest rate of 10%.

       In April 1998, the Company finalized a $2,000,000 construction loan for the Oklahoma City office facility which is expected to cost approximately $2.4 million. The loan matures in April 1999 and bears interest at 9.75% payable monthly. At February 28, 1999, $1,648,072 was outstanding. The Company is negotiating with the lender to increase this loan to $2.4 million and convert this loan to permanent financing when construction is complete, which is expected in May 1999.

       In December 1998, the Company entered into a $4,000,000 line of credit agreement with a financial institution for working capital requirements. Interest is payable monthly at a variable rate of 1.5% over national prime. This line of credit matures in January 2000. This credit facility is collateralized by certain accounts receivable, inventory and general intangibles, and as of February 28, 1999, $3,339,121 was outstanding.

       The Company believes it has sufficient capital resources to fund its capital requirements for the next four quarters. Although the Company's financial position has improved, substantial growth beyond its current capital resources and/or continued operating losses could increase the Company's funding requirements and require it to obtain additional capital to maintain its growth. Accordingly, management is negotiating for increases in its credit facilities and additional sources of capital. Management recognizes that the company is highly leveraged and that while financial leverage can increase the Company's return on equity, it also increases the risk presented to equity owners of the Company.

Year 2000 Compliance

       Almost two years ago the Company developed a plan to address the Year 2000 (Y2K) issue. The plan consists of the following steps and is ongoing:

o Testing of all computer equipment, plant production equipment, hardware and/or software.
o Upgrading or replacing, as needed, any component found to not be Y2K compliant.
o Contacting our vendors, customers and business partners to ensure that they are also addressing the Y2K issue.And, if any are found to not be addressing the Y2K issue, establish alternative sources for those goods and/or services supplied by the non-Y2K compliant party.

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

(a) The following exhibits have been filed as part of this registration statement:

        Exhibit No.                            Description

     3.1-1 Amended and Restated Certificate of Incorporation of Tower Tech, Inc.

     3.2-1                 Amended Bylaws of Tower Tech, Inc.

     3.3-1                 Amendment to Bylaws

     4.-7                  Form of 10% Subordinated Convertible Debenture

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

     10.14-1 Assignment by and between Harold D. Curtis, as Assignor, and Tower Tech, Inc., as Assignee

     10.15-1               Assignment    of   Invention    Contained   in   PCT
                           Application by and between Harold D. Curtis, as Assignor, and Tower Tech, Inc., as Assignee


     10.16-1               Assignment  of  Patent  by  and  between  Harold  D.
                           Curtis, as Assignor, and Tower Tech, Inc., as Assignee, of Patent No. 5,227,095

     10.17-4               1993 Stock Option Plan, as amended


     10.181-1 Loan Agreement between Tower Tech, Inc. and People First Bank dated December 7, 1998.

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

     21.11-1               Tower Tech, Inc. subsidiaries

1 Incorporated by reference from the same numbered exhibit to Registration Statement No. 33-69574-FW, as filed with the Commission on September 29, 1993, and as amended.

2 Incorporated by reference from the same numbered exhibit to Form 10-QSB for the quarter ended May 31, 1998.

3 Incorporated by reference from the same numbered exhibit to Form 10-QSB for the quarter ended August 31, 1998

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

11 Incorporated by reference from the same numbered exhibit to Form 10-KSB filed on March 1, 1999.


b. The company filed a report on Form 8-K on December 18, 1998.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                TOWER TECH, INC.
                                  (Registrant)

Date:  April 15, 1999            ss/ HAROLD CURTIS
       --------------            --------------------------------------------
                                 Harold Curtis, Chief Executive Officer

Date:  April 15, 1999            ss/ROBERT BRINK
       --------------            -------------------------------------------
                                 Robert Brink, President

Date:  April 15, 1999            ss/CHARLES D. WHITSITT
       --------------            -------------------------------------------
                                 Charles D. Whitsitt, Chief Financial Officer