Form 10QSB
period 1999-05-31
TOWER TECH INC
filed 1999-07-15
CIK 913034

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB

(Mark One)

[   X    ]        QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES  EXCHANGE  ACT OF 1934 [No Fee Required]

                        For the period ended May 31, 1999

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

         Common Stock    $.001 par value    3,576,311 shares as of July 14, 1999

                                      INDEX

                                TOWER TECH, INC.

Part I.  Financial Information
                                                                            PAGE
Item 1.  Financial Statements (Unaudited)

         Balance Sheet  --                May 31, 1999                     F-1

         Statements of Operations --      Three months ended May 31,
                                          1999 and 1998
                                          and six months ended May 31,
                                          1999 and 1998                    F-2

         Statements of Cash Flows --      Six months ended May 31, 1999
                                          and 1998                         F-4

         Notes to Financial Statements -- May 31, 1999                     F-5

Item 2.  Management's Discussion and Analysis of Financia
         Condition and Results of Operations                                 3

Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders                 9

Item 6.  Exhibits and Reports on Form 8-K                                   10

Signatures                                                                  14

                                TOWER TECH, INC.
                            BALANCE SHEET (UNAUDITED)

                                                                   May 31, 1999

Assets
Current assets:
    Cash                                                        $       179,788
    Accounts receivable, net of allowance
        for doubtful accounts of $340,000                             5,101,875
    Notes receivable, current                                         1,401,408
    Receivables from officers and employees                             133,658
    Costs and estimated earnings in excess of
        billings on uncompleted contracts                               148,166
    Inventory                                                         7,561,576
    Restricted assets - current                                         159,784
    Prepaid expenses                                                    248,844
    Deferred tax asset                                                  308,698
                                                                 ---------------

        Total current assets                                         15,243,797

    Property, plant and equipment, net                               17,955,179
    Patents, net                                                        232,769
    Goodwill                                                            396,541
    Deferred tax asset                                                  918,344
    Notes receivable, non-current, net of unamortized
        discount of $29,751                                             686,574
    Other assets                                                        506,144
                                                                 ---------------

        Total assets                                               $ 35,939,348
                                                                    ============

Liabilities and Stockholders' Equity
Current liabilities:
    Current maturities of long-term debt                          $   6,325,953
    Current maturities of obligations under capital lease               132,680
    Accounts payable                                                  5,444,593
    Accrued liabilities                                                 792,347
    Interest payable                                                    328,442
    Customer deposits                                                   189,511
                                                                 ---------------

        Total current liabilities                                    13,213,526

Long-term debt, net                                                  16,471,097

Obligations under capital lease, net                                    162,459

Stockholders' equity:
    Common stock, $.001 par value; 10,000,000 shares
        authorized; 3,576,311 shares issued and outstanding               3,577
    Capital in excess of par                                          8,278,561
    Deficit                                                          (2,189,872)
                                                                  --------------

        Total stockholders' equity                                    6,092,266

        Total liabilities and stockholders' equity                 $ 35,939,348
                                                                    ============

    The accompanying notes are an integral part of these financial statements

                                TOWER TECH, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                        Three Months Ended
                                                    May 31,              May 31,
                                                     1999                  1998
Sales and other operating revenue:
    Tower sales                            $   3,602,542          $   2,512,733
    Concrete tower sales                         842,358              2,390,056
    Tower rentals                                  -                    704,753
    Other tower revenue                          229,242                257,691
                                           --------------         --------------

        Total tower revenue                    4,674,142              5,865,233
                                            -------------          -------------

Costs and expenses:
    Cost of goods sold and constructed         4,868,437              5,712,658
    General and administrative                   526,317                629,600
    Selling expenses                             375,895                462,885
    Research and development                     431,678                112,787
                                           --------------         --------------

        Total cost and expenses                6,202,327              6,917,930
                                            -------------          -------------

        Loss from operations                  (1,528,185)            (1,052,697)
                                            -------------          -------------

Other income (expense):
    Interest, net                               (562,025)              (248,182)
    Miscellaneous                                 48,655                 43,616
                                            -------------        ---------------

        Total other income (expense)            (513,370)              (204,566)
                                            -------------         --------------

Loss before income taxes                      (2,041,555)            (1,257,263)

Income tax benefit                                817,060                502,905
                                            -------------         --------------

Net loss                                    $ (1,224,495)         $    (754,358)
                                             ============          =============

Weighted average shares outstanding-basic      3,576,311              3,544,644
                                            =============          =============

Net loss per common share - basic            $      (.34)           $      (.21)
                                            =============          =============

Weighted average shares outstanding-diluted     3,576,311             3,544,644
                                              ============         =============

Net loss per common share - diluted          $      (.34)          $       (.21)
                                            =============          =============



   The accompanying notes are an integral part of these financial statements.

                                TOWER TECH, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                        Six Months Ended
                                                  May 31,                May 31,
                                                    1999                   1998

Sales and other operating revenue:
    Tower sales                            $   7,427,280          $   4,075,183
    Concrete tower sales                       1,107,966              4,359,222
    Tower rentals                                 31,239              1,180,433
    Other tower revenue                          442,760                300,985
                                           --------------         --------------

        Total tower revenue                    9,009,245              9,915,823
                                            -------------          -------------


Costs and expenses:
    Cost of goods sold and constructed         9,355,174              9,121,219
    General and administrative                 1,018,006              1,074,304
    Selling expenses                             739,368                888,350
    Research and development                     877,575                195,171
                                           --------------         --------------

        Total cost and expenses               11,990,123             11,279,044
                                             ------------           ------------

        Loss from operations                  (2,980,878)            (1,363,221)
                                            -------------          -------------

Other income (expense):
    Interest, net                             (1,068,721)              (460,607)
    Gain on sale of rental operations          6,688,670                  -
    Miscellaneous                                115,310                 71,007
                                           --------------        ---------------

        Total other income (expense)           5,735,259               (389,600)
                                            -------------         --------------

Income (loss) before income taxes              2,754,381             (1,752,821)

Income tax (expense) benefit                  (1,101,880)               701,128
                                            -------------         --------------

Net income (loss)                           $  1,652,501           $ (1,051,693)
                                             ============           ============

Weighted average shares outstanding - basic    3,576,311              3,535,377
                                            =============          =============

Net income (loss) per common share - basic  $        .46            $      (.30)
                                            ==============         =============

Weighted average shares outstanding-diluted    3,576,311              3,535,377
                                            =============          =============

Net income (loss) per common share-diluted  $        .46           $       (.30)
                                            =============          =============



    The accompanying notes are an integral part of these financial statements

                                TOWER TECH, INC.
                       STATEMENT OF CASH FLOWS (UNAUDITED)


                                                           Six Months Ended
                                                    May 31,              May 31,
                                                     1999                  1998
Cash flows from operating activities:
    Net income (loss)                       $  1,652,501           $ (1,051,693)
    Adjustments to reconcile net (loss)
      income to net cash provided by
      operating activities:
        Depreciation and amortization            545,037                328,531
        Payment on note receivable                 -                     59,849
        Equity share of loss of investee         (21,205)                 -
        Gain on sale of rental operations     (6,688,670)                 -
        Bad debt expense                          65,000                125,000
        Decrease (increase) in deferred tax    1,088,066               (701,128)
        Increase in accounts receivable         (518,229)              (530,238)
        Decrease in accounts receivable-
           affiliate                              17,215                157,986
        Decrease (increase) in costs in
          excess of billings                     289,041             (1,181,215)
        Increase in inventory                 (2,085,029)            (2,142,779)
        Increase in prepaid expenses             (72,414)              (108,015)
        Decrease in other assets                 110,191                 51,408
        Increase in accounts payable             348,787              4,399,386
        Increase in accounts payable-
           affiliate                              26,583                 67,187
        Increase (decrease) in interest payable
          and accrued liabilities               (455,886)             1,036,560
        Increase in deposits                      54,065                842,939
        Decrease in income tax payable             -                    (25,403)
                                           --------------        ---------------

Net cash (used in) provided by operating
          activities                          (5,644,947)             1,328,375
                                             ------------          -------------

Cash flows from investing activities:
    Cash paid for acquisition of joint
      venture, net                               (99,096)                 -
    Purchase of property and equipment        (1,882,649)            (4,675,924)
    Increase in notes receivable                  (9,918)                 -
    (Increase) decrease in restricted assets        (990)                 2,118
    Additions to rental fleet                      -                 (2,779,256)
    Proceeds from sale of rental operations   12,150,000                  -
    Increase in patent costs                     (10,298)               (19,058)
                                            -------------        ---------------

Net cash provided by (used in) investing
      activities                              10,147,049             (7,472,120)
                                             ------------           ------------

Cash flows from financing activities:
    Proceeds from borrowings                  16,888,594             13,669,905
    Repayments of long-term debt             (20,979,387)            (7,783,922)
    Proceeds from exercise of options
      and warrants                                 -                    225,000
    Decrease in book overdraft                  (235,319)              (193,999)
                                            -------------         --------------

Net cash (used in) provided by
     financing activities                     (4,326,112)             5,916,984
                                             ------------          -------------

Net increase (decrease) in cash                  175,990               (226,761)

Cash at beginning of period                        3,798                551,954
                                         ----------------         --------------

Cash at end of period                      $     179,788          $     325,193
                                            =============          =============

   The accompanying notes are an integral part of these financial statements

                                TOWER TECH, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


  1. Interim  Financial  Statement

     The balance sheet as of May 31, 1999, and the related statements of operations for the three and six month periods ended May 31, 1999 and 1998 and the statements of cash flows for the six month periods ended May 31, 1999 and 1998 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. These financial statements and notes are presented as permitted by Form 10-QSB and should be read in conjunction with the Company's financial statements and notes included in the annual report on Form 10-KSB.

  2. Earnings Per Share

     The Company has adopted FAS 128. FAS 128 requires a reconciliation of the numerators and denominators of the basic and diluted EPS computations. Options to purchase 354,584 and 210,894 shares of common stock at weighted average prices of $6.43 and $6.67 were outstanding during the three month and six month periods ended May 31, 1999 and 1998 respectively, but were not included in the computation of diluted EPS because the effect of these outstanding options would be antidilutive. During the three and six month periods ended May 31, 1999 and 1998, respectively, the Company had outstanding $6,000,000 of convertible debentures which could be converted into common stock at a price of $8.75 per share. These securities were not included in the computation of diluted EPS because they would be antidilutive.

  3. Sale of Rental  Operations

     In December 1998, the company consummated the sale of its industrial cooling tower rental operations (the "Rental Operations") to Aggreko Inc., an unrelated party, for $13,500,000, with $12,150,000 paid in cash at closing and the remaining $1,350,000 paid by delivery of Aggreko Inc.'s promissory note (the "Note"). The Note bears interest at 1% above prime. The outstanding principal balance of the Note, together with accrued interest, is due and payable in December 1999. The assets sold included the modular cooling tower rental fleet, other rental fleet equipment, and certain assets used in the operation of the Rental Operations. Accordingly, the Company recorded a pre-tax gain of $6,688,670 for the three months ended February 28, 1999. Proceeds were used to reduce debt and for working capital. In connection with the sale of assets described above, Aggreko Inc., the Company, and Harold D. Curtis, The Company's Chief Executive Officer, entered into a Noncompetition Agreement. The Noncompetition Agreement generally prohibits the Company and Mr. Curtis from conducting any business in competition with the Rental Operations, as well as hiring certain of the Company's prior employees who worked in the Rental Operations. Additionally, in connection with the sale of assets described above, the Company and Aggreko Inc. entered into a License Agreement and a Supply Agreement. The License Agreement grants to Aggreko Inc. an exclusive license to use for a limited time period the patents, trademarks, trade names and other proprietary rights related to the Rental Operations. The Supply Agreement describes the terms upon which the Company has agreed to sell to Aggreko Inc., and Aggreko Inc. has agreed to purchase from the Company, all modular cooling tower units and replacement parts necessary for future operations of the Rental Operations. F-5

  4. Debt

    In April 1999, the Company increased its line of credit with a financial institution from $4,000,000 to $6,500,000 for working capital requirements. Interest is payable monthly at a variable rate of 2.0% over national prime. This line of credit matures on April 30, 2000. This credit facility is collateralized by certain accounts/notes receivable, inventory and general intangibles and as of May 31, 1999, $5,060,811 was outstanding. The agreement contains a financial covenant that provides for a minimum tangible net worth of $12,000,000 for the first three quarters of 1999 and $14,000,000 for the year-end November 30, 1999. Tangible net worth includes the $6,000,000 of subordinated convertible debentures.

  5. Acquisition and Dissolution of Joint Venture

    On December 29, 1995, Tower Tech entered into a joint venture agreement with J-Tech Enterprises, Inc. ("J-Tech") to form Tower Tech SE ("TTSE"). The original joint venture gave TTSE the sole and exclusive right to use certain Tower Tech technology in Alabama, Florida, and Georgia.

    On April 30, 1999, Tower Tech entered into an agreement and plan of dissolution to acquire J-Tech's interest and dissolve the joint venture. The aggregate purchase price of $430,677 was comprised of $100,000 in cash and $330,677 of net receivables owed to the Company by TTSE. Tower Tech also received all cash, accounts receivable, inventory, accounts payable, and other current liabilities of TTSE. The transaction resulted in goodwill to Tower Tech of $398,200, which will be amortized on a straight-line basis over its estimated useful life.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


   Three Months Ended May 31, 1999 Compared to Three Months Ended May 31, 1998

     Total tower revenues were $4,674,142 for the three months ended May 31, 1999, compared to $5,865,233 in the same period in the prior year. During the current three month period, 77 percent of total tower revenues was derived from sales of 114 modular factory assembled cooling towers, 18 percent of total tower revenues was derived from design and construction of modular concrete towers, and 5 percent of total tower revenues was derived from other revenues. In the comparable three month period of 1998, 43 percent of total tower revenues was derived from sales of 77 modular factory assembled cooling towers, 41 percent of total tower revenues was derived from construction of modular concrete towers, 12 percent of total tower revenues was derived from rental of modular cooling towers, and 4 percent of total tower revenues was derived from other tower revenues. Other tower revenues consist primarily of sales of modular tower parts and service, accessory equipment and water treatment equipment. The increase in factory assembled tower sales for 1999 is due to the increase in the quantity of units sold. Such increase is due to marketing efforts for the newly designed TTEF Series tower and a selling price reduction made possible because of significant completion of the manufacturing processes for TTEF Series component parts at the OKC facility. The decrease in concrete revenues is due to the decrease in the number and size of jobs completed and in process. For the three months ended May 31, 1998, 33% of concrete tower sales was generated from two international projects as compared to no international projects for the three-months ended May 31, 1999. However, the Company has seen some improvement in certain international markets with recent orders from Mexico, Brazil, Austria and Singapore for concrete cooling tower projects and factory assembled cooling towers. The Company has restructured its pricing on its precast concrete cooling tower and has redesigned certain proprietary parts which management believes will lower costs as well as increase thermal capability of its concrete cooling tower. Management is optimistic that concrete tower revenues will improve with continued improvement in the international market economies, and domestically with aggressive marketing of its redesigned precast concrete cooling towers. Decreased tower rentals is due to the sale of the rental operations as below described. No licensing agreements were finalized in the second quarter of 1999 although discussions are continuing for agreements for Spain, Peru, New Zealand, Australia, and the United Kingdom.

     The Company's cost of goods sold and constructed during the three month period ended May 31, 1999, was $4,868,437 or 104 percent of total tower revenues, as compared to $5,712,658 or 97 percent of total tower revenues during the comparable period in 1998. The decrease in cost of goods sold and constructed during the second quarter of 1999 resulted mainly from decreased sales of concrete cooling towers. Overall margin decreased as a result of concrete cooling tower cost overruns on certain jobs, and decreased tower rentals which carried a higher margin. In an effort to control costs on future concrete cooling tower projects, the Company will utilize precast panels in lieu of "tilt-up" on site construction. Slightly improved margins in the factory assembled cooling tower line continue to be hampered by the refinements required for completion of the manufacturing processes, equipment, and tooling. It is estimated that these refinements will continue to have a negative, although lessening, impact on third quarter 1999 margins and operations.

         Included in the cost of goods sold for the second quarter 1999 is $306,023 to retrofit and service towers previously sold. This compares to expenditures of $87,234 during the comparable period in the prior year. Approximately 60% of the increase is due to retrofit and service costs incurred on certain concrete towers. Management does not expect these costs to be recurring.

         The three month period ended May 31, 1999 reflected a 16 percent decrease in general and administrative expenses from $629,600 in 1998 to $526,317 in 1999. The decrease is due to a reduction in expenses related to the OKC facility and a reduction of $60,000 in bad debt expenses. Selling expenses decreased from $462,885 to $375,895 due to a reduction in expenses related primarily to the opening of direct domestic and international sales offices in 1998. Research and development expenses increased from $112,787 in the second quarter of 1998 to $431,678 in the second quarter of 1999. A significant portion of the increase in R & D costs is related to the redesign of the TTMT Series tower to the TTEF Series tower in order to lower production costs. With the redesign of the tower combined with manufacturing of component parts in-house, management believes that the Company has positioned itself to grow its share of the cooling tower market. With the lower expected production costs, management believes that it will be able to lower prices to its customers and, at the same time, increase margins. Management expects to continue to conduct research to develop refinements in cooling tower design and construction. Although the Company has no fixed research and development budget, such future costs are anticipated to be less than current expenditures.

         The Company's loss from operations for the three months ended May 31, 1999 was $1,528,185 as compared to a loss from operations of $1,052,697 for the comparable period in the prior year. After interest expense, miscellaneous items, and income tax benefit, the Company's net loss was $1,224,495 compared to a net loss of $754,358 for the quarter ended May 31, 1998.

         Interest expense increased from $248,182 for the three months ended May 31, 1998 to $562,025 for the three months ended May 31, 1999. The increase is due to the increase in debt related primarily to the OKC manufacturing facility and equipment and the fact that interest on such debt was capitalized during 1998.

         The Company recognized an income tax benefit of $817,060 for the three months ended May 31, 1999, compared to an income tax benefit of $502,905 for the comparable period in 1998. The ultimate realization of the deferred income tax assets at May 31, 1999 depends on the Company's ability to generate sufficient taxable income in the future. Management has determined that it is more likely than not that the Company will realize the deferred tax assets.

         Currently, the estimated backlog is $5.9 million including one contract for the modular concrete cooling tower totaling $.9 million. This project is scheduled for completion in fourth quarter 1999. Estimated backlog for the factory assembled cooling towers is $5.0 million. $4.2 million is scheduled for delivery in the third quarter 1999, with the balance scheduled for delivery in the fourth quarter of 1999.


     Six Months Ended May 31, 1999 Compared to Six Months Ended May 31, 1998

         For the six months ended May 31, 1999, total tower revenues decreased to $9,009,245 from $9,915,823 for the comparable period in the prior year. During the current six month period, 82 percent of total tower revenues was derived from sales of 236 modular factory assembled cooling towers, 12 percent of total tower revenues was derived from construction of modular concrete cooling towers, less than 1 percent of total tower revenues was derived from rental of modular fiberglass cooling towers, and 5 percent of total tower revenues was derived from other tower revenue. In the comparable six month period in 1998, 41 percent of total tower revenues was derived from sales of 118 modular factory assembled cooling towers, 44 percent of total tower revenues was derived from construction of modular concrete towers, 12 percent of total tower revenues was derived from rental of modular cooling towers, and 3 percent of total tower revenues were derived from other tower revenue. The increase in factory assembled tower sales for 1999 is due to the increase in the quantity of units sold. Such increase is due to marketing efforts for the newly designed TTEF Series tower and a selling price reduction made possible because of significant completion of the manufacturing processes for TTEF Series component parts at the OKC facility. The decrease in concrete revenues is due to the decrease in the number and size of jobs completed and in process. For the six months ended May 31, 1998, 46% of concrete tower sales was generated from two international projects as compared to no international projects for the six months ended May 31, 1999. Decreased tower rentals is due to the sale of the rental operations as below discussed. Other tower revenue is up from the previous year due to the same reasons that tower sales increased. No licensing agreements were finalized in the first six months of 1999 although negotiations are continuing for agreements for Spain, Peru, New Zealand, Australia, and the United Kingdom.

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

         The Company's cost of goods sold and constructed during the six month period ended May 31, 1999, was $9,355,174 or 104 percent of total tower revenues as compared to $9,121,219 or 92 percent during the comparable period in 1998. The increase in cost of goods sold and constructed for the six months ending May 31, 1999 resulted from the increase in tower sales. Overall margin decreased as a result of concrete cooling tower cost overruns on certain jobs, lower margins incurred in the factory assembled cooling tower line, and decreased tower rentals which carry a higher margin. Lower margins in the factory assembled cooling tower line are due to the delays in the completion and occupancy of the Oklahoma City (OKC) plant combined with delays in the delivery of the manufacturing equipment and tooling for the first three months of 1999, and continued refinements required for the completion of the manufacturing processes, equipment, and tooling for the second three months of 1999. It is estimated that these refinements will continue to have a negative, although lessening, impact on third quarter 1999 margins and operations. Included in cost of goods sold for the six month period ended May 31, 1999, is $453,608 to retrofit and service towers previously sold. This compares to six month retrofit and service costs of $172,234 during the same period in 1998. Approximately 60% of the increase is due to retrofit and service costs incurred on certain concrete towers. Management does not expect these increased costs to be recurring.

         The six month period ended May 31, 1999 reflected a 5 percent decrease in general and administrative expenses from $1,074,304 in 1998 to $1,018,006 in 1999. The decrease is due mainly to the reduction in expenses related to the OKC facility. Selling expenses decreased from $888,350 to $739,368. The decrease is due to a reduction in expenses related primarily to the opening of direct domestic and international sales offices in 1998. Research and development expenses increased from $195,171 in the first six months of 1998 to $877,575 in the first six months of 1999. A significant portion of the increase in R & D costs is related to the redesign of the TTMT Series tower to the TTEF Series tower in order to lower production costs. With the redesign of the tower combined with manufacturing of component parts in-house, management believes that the Company has positioned itself to grow its share of the cooling tower market. With the expected lower production costs, management believes that it will be able to lower prices to its customers and, at the same time, increase margins. Management expects to continue to conduct research to develop refinements in cooling tower design and construction. Although the Company has no fixed research and development budget, such future costs are anticipated to be less than current expenditures.

         The Company's loss from operations for the six months ended May 31, 1999, was $2,980,878 as compared to loss from operations of $1,363,221 for the comparable period in the prior year. After interest expense, miscellaneous items, gain on sale of rental operations and income tax (expense) benefit, the Company's net income was $1,652,501 compared to a net loss of $1,051,693 for the six months ended May 31, 1998.

         Interest expense increased from $460,607 for the six months ended May 31, 1998 to $1,068,721 for the six months ended May 31, 1999. The increase is due to the increase in debt related primarily to the OKC manufacturing facility and equipment and the fact that interest on such debt was capitalized during 1998.

         The Company recognized an income tax expense of $1,101,880 for the six months ended May 31, 1999, compared to an income tax benefit of $701,128 for the comparable period in 1998. The ultimate realization of the deferred income tax assets at May 31, 1999 depends on the Company's ability to generate sufficient taxable income in the future. Management has determined that it is more likely than not that the Company will realize the deferred tax assets.


Liquidity and Capital Resources

       At May 31, 1999, the Company had working capital of $2,030,271 as compared to a working capital deficit of $3,890,374 at November 30, 1998. The Company's cash flow provided by (used in) its operating, investing and financing activities for the six months ended May 31, 1999 and 1998 are as follows:

                                     1999                          1998
                                     ----                          ----

        Operating activities     ($5,644,947)                   $1,328,375
        Investing activities     $10,147,049                   ($7,472,120)
        Financing activities     ($4,326,112)                   $5,916,984


       The Company's capital requirements for its continuing operations consist of its general working capital needs, scheduled payments on its debt obligations and capital expenditures. The Company tries to minimize its inventory of component parts, although minimum order requirements of some suppliers can cause inventory levels to fluctuate significantly from period to period. Although bringing the manufacturing processes in-house has taken over a year longer than expected and has cost substantially more than anticipated, it will enable the Company to better manage inventory levels and reduce costs when the new manufacturing facility is fully efficient. However, fluctuations in inventory levels are still expected due to the size of planned production runs of components. Management also attempts to manage accounts receivable to increase cash flow, but it is anticipated that accounts receivable will increase as sales increase. Other significant variances in working capital items can also be expected. Also, the Company's concrete cooling tower projects have an effect on working capital requirements. At May 31, 1999, costs and estimated earnings in excess of billings on uncompleted contracts were $148,166 as compared to costs and estimated earnings in excess of billings on uncompleted contracts of $1,900,662 at May 31, 1998. Normally, concrete cooling tower projects provide for progress payments of the contract price with a retainage of 10 to 15 percent payable after completion of the project.

       Scheduled principal payments on capital leases will total $132,680 over the next twelve months. In addition, $6,325,953 of principal payments will become due on the Company's debt during the next twelve months.

     Substantially all of the Company's planned capital expenditures during the remainder of 1999 will be related to additional equipment and tooling for the new manufacturing facility. Management estimates the Company's total investment in the new manufacturing facility will be $13.5 million, including $7.2 million to equip the facility. As of May 31, 1999, the Company had incurred approximately $10 million related to the manufacturing facility. The manufacturing facility includes equipment to allow the Company to produce parts used in the modular cooling towers which previously had been purchased from outside vendors. Management believes that product costs can be reduced by producing these parts in-house. However, the Company may continue to incur unforeseen costs and production problems, particularly in the short term, in bringing these processes in-house.

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

       In September 1997, the Company entered into a loan agreement with the City of Oklahoma City in the form of a HUD Section 108 loan in the amount of $1,250,000 for start-up expenses of the manufacturing facility and associated working capital requirements. As of May 31, 1999, all of these funds had been advanced to the Company. The loan bears interest at 5.5% and interest is payable August 1, 1999 and each February 1, thereafter. Thereafter, principal and interest payments are due annually August 1 in the amount of $140,000. The loan is collateralized by a second mortgage on the manufacturing facility.

       The Company has entered into an agreement with a lending institution for a total funding of $1,775,815 for equipment and tooling for the new manufacturing facility. Principal and interest, at 9.25%, is paid monthly with the final payment due in July 2004 and is collateralized by equipment. The outstanding balance at May 31, 1999, was $1,563,804.

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

       The Company has a line of credit at Chickasha Bank in the amount of $400,000 for short-term cash flow needs, of which $400,000 was outstanding at May 31, 1999. This line of credit matures August 31, 1999 and was reduced to $380,000 subsequent to May 31, 1999.

       In April 1998, the Company finalized a $2,000,000 construction loan for the Oklahoma City office facility which cost approximately $2.4 million. At May 31, 1999, $1,999,937 was outstanding. This loan was converted to a permanent loan in June 1999 in the amount of $2,010,000. Initially, the loan bears interest at 8.25%. Principal and interest payments of $17,127 are due monthly. The note matures in June 2002. Also, in June 1999, a second mortgage in the amount of $253,000 was finalized. Initially, the loan bears interest at 8.25%. Principal and interest payments of $3,103 are due monthly. The note matures in June 2002. The interest rates on both of these notes are variable at Wall Street Journal prime rate plus .5%.

       In December 1998, the Company entered into a $4,000,000 line of credit agreement with a financial institution for working capital requirements. In April 1999, this line was increased to $6,500,000. Interest is payable monthly at a variable rate of 2.0% over national prime. This line of credit matures in April 2000. This credit facility is collateralized by certain accounts/note receivable, inventory and general intangibles, and as of May 31, 1999, $5,060,811 was outstanding. The Company is negotiating to extend the maturity of the facility.

       On December 29, 1995, Tower Tech entered into a joint venture agreement with J-Tech Enterprises, Inc. ("J-Tech") to form Tower Tech SE ("TTSE"). The original joint venture gave TTSE the sole and exclusive right to use certain Tower Tech technology in Alabama, Florida, and Georgia.

          On April 30, 1999, Tower Tech entered into an agreement and plan of dissolution to acquire J-Tech's interest and dissolve the joint venture. The aggregate purchase price of $430,677 was comprised of $100,000 in cash and $330,677 of net receivables owed to the Company by TTSE. Tower Tech also received all cash, accounts receivable, inventory, accounts payable, and other current liabilities of TTSE. The transaction resulted in goodwill to Tower Tech of $398,200, which will be amortized on a straight-line basis over its estimated useful life.

       The Company does not believe it has sufficient capital resources to fund its capital requirements for the next four quarters. Although the Company's financial position has improved from November 30, 1998, planned growth and continued operating losses have increased the Company's funding requirements and require it to obtain additional capital to maintain its growth. Accordingly, management is negotiating for increases in its credit facilities and additional sources of capital. Management recognizes that the Company is highly leveraged and that while financial leverage can increase the Company's return on equity, it also increases the risk presented to equity owners of the Company.

Year 2000 Compliance

       Approximately two years ago the Company developed a plan to address the Year 2000 (Y2K) issue. The plan consists of the following steps and is ongoing:

-- Testing of all computer equipment, plant production equipment, hardware and/or software.
-- Upgrading or replacing, as needed, any component found to not be Y2K compliant.
-- Contacting our vendors, customers and business partners to ensure that they are also addressing the Y2K issue.
     And, if any are found to not be addressing the Y2K issue, establish alternative sources for those goods and/or services supplied by the non-Y2K compliant party.

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

PART II  Other Information

Item 4.

Submission of Matters to a Vote of Security Holders

       The annual meeting of stockholders of Tower Tech, Inc. was held on May 19, 1999 at 10:30 a.m. at the OKC office facility. A total of 3,456,883 shares of common stock, which is 97 percent of the shares outstanding on April 9, 1999, were represented at the meeting, either in person or by proxy.

The following incumbent directors were re-elected for the next year.

VOTE TABULATION:
DIRECTORS:                         FOR                AGAINST            ABSTAIN
Leon Poag                          3,444,512          1,000              11,371
Lincoln Whitaker                   3,441,512          1,000              14,371
Harold Curtis                      3,444,512          1,000              11,371


PricewaterhouseCoopers LLP was approved as independent accountants for Tower Tech, Inc. for the next year. The vote tabulation was as follows:

VOTE TABULATION:                  FOR                AGAINST            ABSTAIN
PricewaterhouseCoopers LLP      3,445,962             3,300              7,621


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

     4.4                   Omitted

     4.5-8                 Form of Placement Agent Warrants

     10.1-3 Promissory Note between Tower Tech, Inc., and Local Federal Bank, dated June 24, 1998.

     10.2-9 Loan Agreement between Tower Tech, Inc., and the City of Oklahoma City, dated September 8, 1997.

     10.3 Form of Deferral Agreement between Tower Tech, Inc., and Chickasha Bank & Trust, dated June 16, 1999.

     10.4-6                Loan  Agreement   between  Tower  Tech,   Inc.,  and
                           Oklahoma Industries Authority dated October 1, 1997.

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

     10.9                  Omitted

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

     10.13-1               Exclusive  License  Agreement by and between  Harold
                           D. Curtis and Tower Tech, Inc.

     10.14-1 Assignment by and between Harold D. Curtis, as Assignor, and Tower Tech, Inc., as Assignee

     10.15-1               Assignment    of   Invention    Contained   in   PCT
                           Application by and between Harold D. Curtis, as Assignor, and Tower Tech, Inc., as Assignee

     10.16-1               Assignment  of  Patent  by  and  between  Harold  D.
                           Curtis, as Assignor, and Tower Tech, Inc., as Assignee, of Patent No. 5,227,095

     10.17-4               1993 Stock Option Plan, as amended.

     10.18-11 Amended and Restated Loan Agreement between Tower Tech, Inc. and People First Bank dated April 23, 1999.

     10.19-6 Water Line Agreement between the City of Oklahoma City and Tower Tech, Inc. dated November 1997

     10.20-6               Master Security Agreement between CIT
                           Group/Equipment Financing, Inc. and Tower Tech, Inc. dated October 31, 1997

     10.21-11 Modification and Extension Agreement between Tower Tech, Inc. and First United Bank and Trust Company, dated June 17, 1999.

     10.22-11 Commercial Mortgage, Security Agreement, Financing Statement and Assignment of Rents between Tower Tech, Inc. and First United Bank and Trust Company, dated June 17, 1999.

     10.23-11              Commercial  Promissory Note between Tower Tech, Inc.
                           and First United Bank and Trust Company, dated June 17, 1999.

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

     10.27-10 Noncompetition Agreement dated as of December 4, 1998 between the Company, Harold D. Curtis and Aggreko Inc.

     10.28-10 License Agreement dated as of December 4, 1998 between the Company and Aggreko Inc.

     10.29-10 Supply Agreement dated as of December 4, 1998 between the Company and Aggreko Inc.

     10.30-5 Asset Purchase Agreement dated as of December 4, 1998 between the Company and Aggreko Inc.

     10.31-11 Agreement and Plan of Dissolution between the Company and J-Tech Enterprises dated April 30, 1999.

     21.1-11               Tower Tech, Inc. subsidiary


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

     11 Filed herewith.

         b. The company has not filed any reports on Form 8-K during the quarter for which this report is filed.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     TOWER TECH, INC.
                                      (Registrant)

Date:   July 15, 1999           ss/ HAROLD CURTIS
                                   --------------------------------
                                    Harold Curtis, Chief Executive Officer
Date:  July 15, 1999             ss/ROBERT BRINK
                                   --------------------------------
                                    Robert Brink, President

Date:  July 15, 1999             ss/CHARLES D. WHITSITT
                                   ---------------------------------
                                    Charles D. Whitsitt, Chief Financial Officer