Form 10QSB
period 1999-08-31
TOWER TECH INC
filed 1999-10-15
CIK 913034

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

     [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934

                 For the quarterly period ended August 31, 1999

     [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

         Common Stock      $.001 par value
         3,576,311 shares as of October 15, 1999

         Transitional Small business Disclosure Format  Yes  [  ]     No [ X ]

                                      INDEX

                                TOWER TECH, INC.

                         Part I. Financial Information
                                                                            Page
Item 1. Financial Statements (Unaudited)

        Balance Sheet              August 31, 1999                           F-1

        Statements of Operations  Three months ended August 31, 1999
                                     and 1998                                F-2
                                   Nine months ended August 31, 1999
                                     and 1998                                F-3

        Statements of Cash Flows   Nine months ended August 31, 1999
                                     and 1998                                F-4

        Notes to Financial Statements  August 31, 1999                       F-5

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

                                TOWER TECH, INC.
                            BALANCE SHEET (UNAUDITED)


                                                     August 31, 1999
Assets
Current assets:
    Cash                                              $     84,331
    Accounts receivable, net of allowance
        for doubtful accounts of $500,000                3,248,204
    Notes receivable, current                            1,488,145
    Receivables from officers and employees                115,361
    Costs and estimated earnings in excess of
        billings on uncompleted contracts                   55,010
    Inventory                                            8,199,229
    Restricted assets-current                              158,284
    Prepaid expenses                                       215,434
    Deferred tax asset                                     310,811
                                                      ---------------

        Total current assets                            13,874,809

    Property, plant and equipment, net                  18,445,625
    Patents, net                                           230,572
    Goodwill                                               394,882
    Deferred tax asset                                   2,513,984
    Notes receivable, non-current,
      net of unamortized discount of $24,792               572,919
    Other assets                                           449,347
                                                     ---------------
                                                      $ 36,482,138
                                                      =============

Liabilities and Stockholders' Equity
Current liabilities:
    Current maturities of long-term debt              $ 15,336,194
    Current maturities of obligations under
      capital lease                                        197,563
    Accounts payable                                     7,006,252
    Accrued liabilities                                    948,190
    Interest payable                                       261,434
    Customer deposits                                      198,108
                                                       ---------------

        Total current liabilities                       23,947,741

Long-term debt, net                                      8,507,235

Obligations under capital lease, net                       347,955

Stockholders' equity:
    Common stock, $.001 par value;
     10,000,000 shares authorized;
     3,576,311 shares issued and outstanding                 3,577
    Capital in excess of par                             8,278,561
    Deficit                                             (4,602,931)
                                                      ---------------

        Total stockholders' equity                       3,679,207

        Total liabilities and stockholders' equity    $ 36,482,138
                                                       ============



                 The accompanying notes are an integral part of
                          these financial statements.

                                Tower Tech, Inc.
                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                   Three Months Ended
                                              August 31,             August 31,
                                                 1999                   1998

Sales and other operating revenue:
    Tower sales                             $  2,488,709           $  2,723,161
    Concrete tower sales                           -                  1,108,455
    Tower rentals                                  -                  3,849,941
    Other tower revenue                          148,503                381,398
                                            -------------          -------------

        Total tower revenue                    2,637,212              8,062,955

    Other operating revenue                      166,638                  -
                                             -------------         -------------

        Total revenue                          2,803,850              8,062,955
                                             ------------           ------------

Costs and expenses:
    Cost of goods sold and constructed         3,872,399              5,276,083
    General and administrative                   708,655                658,111
    Selling expenses                             368,638                499,702
    Research and development                   1,155,810                375,446
                                             ------------          -------------

        Total costs and expenses               6,105,502              6,809,342
                                             ------------           ------------

        (Loss) income from operations         (3,301,652)             1,253,613
                                             ------------           ------------

Other income (expense):
    Interest, net                               (677,934)              (265,901)
    Miscellaneous                               -                        15,624
    Loss on sale                                 (27,400)                    -
                                             ---------------       -------------

        Total other income (expense)            (705,334)              (250,277)
                                            -------------          -------------

(Loss) income before income taxes             (4,006,986)             1,003,336

Income tax benefit (expense)                   1,593,926               (401,334)
                                            -------------          -------------


Net (loss) income                            ($2,413,060)         $     602,002
                                              ===========          =============

Weighted average shares outstanding-basic      3,576,311              3,526,311
                                             ============          =============

Net (loss) income per common share-basic     $     (.68)          $         .17
                                             =============          ============

Weighted average shares outstanding-diluted    3,576,311              3,526,311
                                                                   =============

Net (loss) income per common share-diluted    $    (.68)           $        .17
                                             =============         =============



                 The accompanying notes are an integral part of
                          these financial statements.

                                Tower Tech, Inc.
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                    Nine Months Ended
                                              August 31,             August 31,
                                                1999                   1998

Sales and other operating revenue:
    Tower sales                             $  9,915,991           $  6,798,284
    Concrete tower sales                       1,028,575              5,467,676
    Tower rentals                                 31,239              5,030,374
    Other tower revenue                          670,654                682,443
                                            -------------         --------------

        Total tower revenue                   11,646,459             17,978,777

    Other operating revenue                      260,743                   -
                                            --------------         -------------

                                              11,907,202             17,978,777
                                             ------------            -----------
Costs and expenses:
    Cost of goods sold and constructed        13,227,576             14,397,302
    General and administrative                 1,726,661              1,732,415
    Selling expenses                           1,108,005              1,388,052
    Research and development                   2,033,385                570,617
                                            -------------          -------------

                                              18,095,627             18,088,386
                                               ----------            -----------

    Loss from operation                       (6,188,425)              (109,609)
                                             ------------           ------------

Other income (expense):
    Interest                                  (1,746,655)              (726,508)
    Loss on investment-TTSE                       21,205                  -
    Net gain on sale                           6,661,270                  -
    Miscellaneous                                 -                      86,631
                                           --------------         --------------

                                               4,935,820               (639,877)
                                            ------------           -------------

Loss before income taxes                      (1,252,605)              (749,486)

Income tax benefit                               492,046                299,794
                                            -------------          -------------

Net loss                                    $   (760,559)          $   (449,692)
                                            =============          =============


Weighted average shares outstanding-basic      3,576,311              3,532,355
                                           ==============         ==============

Net loss per common share-basic              $      (.21)           $      (.13)
                                           ==============         ==============

Weighted average shares outstanding-diluted    3,576,311              3,532,355
                                             ============           ============

Net loss per common share-diluted            $      (.21)           $      (.13)
                                           ==============         ==============


                 The accompanying notes are an integral part of
                          these financial statements.

                                TOWER TECH, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                      Nine Months Ended
                                               August 31,             August 31,
                                                  1999                   1998

Cash flows from operating activities:
    Net loss                                $   (760,559)          $   (449,692)
Adjustments to reconcile net
loss to net cash
        (used) provided by operating activities:
        Depreciation and amortization            822,539                600,534
        Net gain on disposal of equipme       (6,661,270)                 -
        Equity share of loss of investe          (21,205)                  -
        Bad debt expense                         131,052                125,000
        Increase in deferred taxes              (509,687)              (299,794)
        Decrease (increase) in accounts
           receivable                          1,287,687               (518,687)
        Decrease (increase) in accounts
           receivable-affiliate                   17,215                (58,451)
        Decrease in costs in excess of billings  382,197                 32,447
        Increase in inventory                  2,722,682)            (2,992,746)
        Increase in prepaid expenses             (39,004)              (132,694)
        Decrease in other assets                 166,988                 59,202
        Increase in accounts payable           1,910,446              3,073,309
        Increase (decrease) in accounts
           payable-affiliate                      26,583                 (8,842)
        (Decrease) increase in interest
           payable and accrued liabilities      (367,051)               488,393
        Decrease in income tax payable             -                    (38,222)
        Increase in deposits                      62,662                492,451
                                           --------------          -------------

Net cash (used) provided by operating
   activities                                 (6,274,089)               372,208
                                             ------------          -------------

Cash flows from investing activities:
    Cash paid for acquisition of joint
       venture, net                              (99,096)                 -
    Purchase of property and equipment        (2,636,199)            (5,501,708)
    Decrease in notes receivable                  17,000                 49,931
    Decrease in restricted assets                    510                  2,133
    Additions to rental fleet                     -                  (5,043,665)
    Increase in patent costs                     (48,240)               (25,811)
    Proceeds from sale of rental operations   12,150,000                  -
                                              -----------          -------------

Net cash provided (used) by investing
   activities                                  9,383,975            (10,519,120)
                                             ------------           ------------

Cash flows from financing activities:
    Proceeds from borrowings, net of costs    21,391,079             28,028,096
    Repayments of long-term debt and capital
        lease obligations                    (24,185,114)           (18,247,128)
    Proceeds from exercise of warrants
      and options                                  -                    225,000
    Decrease in book overdraft                  (235,318)              (193,999)
                                             ------------          -------------

Net cash (used) provided by financing
   activities                                 (3,029,353)             9,811,969
                                             ------------           ------------

Net increase (decrease) in cash                   80,533               (334,943)

Cash at beginning of period                        3,798                551,954
                                          ---------------          -------------

Cash at end of period                     $       84,331           $    217,011
                                           ==============           ============


   The accompanying notes are an integral part of these financial statements.
                                       F-4

                                TOWER TECH, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

    1. Interim Financial Statements

       The balance sheet as of August 31, 1999, and the related statements of operations for the three and nine month periods ended August 31, 1999 and 1998 and the statements of cash flows for the nine month periods ended August 31, 1999 and 1998 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. These financial statements and notes are presented as permitted by Form 10-QSB and should be read in conjunction with the Company's financial statements and notes included in the annual report on Form 10-KSB.

    2. Earnings Per Share

       The Company has adopted FAS 128. FAS 128 requires a reconciliation of the numerators and denominators of the basic and diluted EPS computations. Options to purchase 295,474 and 382,556 shares of common stock at weighted average prices of $6.41 and $6.91 were outstanding during the three month and nine month periods ended August 31, 1999 and 1998, respectively, but were not included in the computation of diluted EPS because the effect of these outstanding options would be antidilutive.

       During the three and nine month periods ended August 31, 1999 and 1998, respectively, the Company had outstanding $6,000,000 of convertible debentures which could be converted into common stock at a price of $8.75 per share. These securities were not included in the computation of diluted EPS because they would be antidilutive.

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

    4. Debt

       In April 1999, the Company increased its line of credit with a financial institution from $4,000,000 to $6,500,000 for working capital requirements. Interest is payable monthly at a variable rate of 2.0% over national prime. This line of credit matures in June 2000. This credit facility is collateralized by certain accounts/note receivable, inventory and general intangibles and as of August 31, 1999, $6,043,642 was outstanding. The agreement contains a financial covenant that provides for a minimum tangible net worth of $12,000,000 for the first three quarters of 1999. Tangible net worth includes the $6,000,000 of subordinated convertible debentures. At August 31, 1999, the Company was not in compliance with this covenant, but is currently negotiating a waiver of this covenant.


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

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


           Three Months Ended August 31, 1999 Compared to Three Months
                             Ended August 31, 1998

         From February 1999 to May 1999, the Company shipped approximately 145 of the first TTEF factory assembled cooling towers with all in-house extruded wall panels. When put into service, a significant number of these units contained unforeseen design or quality defects that caused water leaks and the larger size units had an additional undetected structural deficiency. To effect permanent solutions to these problems, the Company ceased its assembly operations for forty-two days during the third quarter 1999 so extrusion and injection molding tools could be modified. As a result, third quarter 1999 tower sales, cost of goods sold, and research and development costs were negatively impacted. The design deficiencies have been corrected and towers are again bein shipped.

         Total tower revenues were $2,637,212 for the three months ended August 31, 1999, compared to $8,062,955 in the same period in the prior year. During the current three month period, 94 percent of total tower revenues was derived from sales of 70 modular fiberglass cooling towers, and 6 percent of total tower revenues was derived from other revenues. In the comparable three month period of 1998, 34 percent of total tower revenues was derived from sales of 84 modular fiberglass cooling towers, 14 percent of total tower revenues was derived from construction of modular concrete towers, 48 percent of total tower revenues was derived from rental of modular cooling towers, and 4 percent of total tower revenues was derived from other tower revenues. Other tower revenues consist primarily of sales of modular tower parts and service, accessory equipment and water treatment equipment. The decrease in factory assembled tower sales for 1999 is due to the decrease in the quantity of units sold. The reason for the decrease is explained above. The decrease in concrete revenues is due to the decrease in the number and size of jobs completed and in process. For the three months ended August 31, 1998, 51% of concrete tower sales was generated from two international projects as compared to no international projects for the three-months ended August 31, 1999. However, the Company has seen some improvement in certain international markets with orders from Mexico, Brazil, Austria and Singapore for concrete cooling tower projects and factory assembled cooling towers. The Company has restructured its pricing on its precast concrete cooling tower and has redesigned certain proprietary parts which management believes will lower costs as well as increase thermal capability of its concrete cooling tower. Management is optimistic that concrete tower revenues will improve with continued improvement in the international market economies, and domestically with aggressive marketing of its redesigned precast concrete cooling towers. Current backlog includes two concrete tower projects totaling $1,535,000 (see below). Decreased tower rentals is due to the sale of the rental operations as below described. No licensing agreements were finalized in the third quarter of 1999 although discussions are continuing for agreements for Spain, Peru, New Zealand, Australia, and the United Kingdom. The Company is in the business of developing technology for the cooling tower industry and marketing that technology either directly or in the form of products such as its modular cooling tower.

     Other operating revenue for the three months ended August 31, 1999 consists of royalties and interest related to the sale of the Rental Operations (see below).

         The Company's cost of goods sold and constructed during the three month period ended August 31, 1999 was $3,872,399 or 147 percent of total tower revenues, as compared to $5,276,083 or 65 percent of total tower revenues during the comparable period in 1998. The decrease in cost of goods sold and constructed during the third quarter of 1999 resulted mainly from no sales of concrete cooling towers. Overall margin decreased as a result of concrete cooling tower cost overruns on certain jobs, and decreased tower rentals which carried a higher margin. In an effort to control costs on future concrete cooling tower projects, the Company will utilize precast panels in lieu of "tilt-up" on site construction. Margins in the factory assembled cooling tower line continue to be hampered by the refinements required for completion of the manufacturing processes, equipment, and tooling. Although substantially complete at August 31, 1999 these refinements will continue to have a negative, although lessening, impact on fourth quarter 1999 cost of goods sold.

     Included in the cost of goods sold for the third quarter 1999 is $523,396 to retrofit and service towers previously sold. This compares to expenditures of $131,000 during the comparable period in the prior year. The increase is due to design deficiencies as described above and includes $150,000 to increase the reserve to $350,000 to cover future costs to retrofit and service towers previously sold.

     The three month period ended August 31, 1999 reflected an 8 percent increase in general and administrative expenses from $658,111 in 1998 to $708,655 in 1999. The increase is due mainly to an increase in bad debt expense. Selling expenses decreased from $499,702 to $368,638 due to a reduction in expenses related primarily to the opening of direct domestic and international sales offices in 1998. Research and development expenses increased from $375,446 in the third quarter of 1998 to $1,155,810 in the third quarter of 1999. A significant portion of the increase is related to the redesign of the TTMT Series tower to the TTEF Series tower in order to lower production costs. See also the discussion related to design deficiencies in the first production run of the TTEF tower. Although the Company has no research and development budget, such future costs are anticipated to be substantially less than that incurred in the third quarter 1999.

         The Company's loss from operations for the three months ended August 31, 1999 was $3,301,652 as compared to income of $1,253,613 for the comparable period in the prior year. After interest expense, miscellaneous items, loss on sale, and income tax expense, the Company's net loss was $2,413,060 compared to net income of $602,002 for the quarter ended August 31, 1998. Interest expense increased from $265,901 for the three months ended August 31, 1998 to $677,934 for the three months ended August 31, 1999. The increase is due to the increase in debt related primarily to the OKC manufacturing facility and equipment, and the fact that interest on such debt was capitalized during 1998.

         The Company recognized an income tax benefit of $1,593,926 for the three months ended August 31, 1999, compared to income tax expense of $401,334 for the three months ended August 31, 1998. FAS 109 requires that the Company record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred income tax assets depends on the Company's ability to generate sufficient taxable income in the future. Management believes that it is more likely than not that the Company will realize the deferred tax assets.

         Currently,   the  estimated  backlog  is  $4.9  million  including  two contracts for the modular concrete cooling towers totaling $1.5 million. One project is scheduled to start and complete in the fourth quarter and the other project is scheduled for completion in the second quarter of 2000. Estimated backlog for the modular fiberglass cooling towers is $3.3 million. $3.2 million is scheduled for delivery in the fourth quarter 1999, with the balance scheduled for delivery in the first quarter of fiscal year 2000.


 Nine Months Ended August 31, 1999 Compared to Nine Months Ended August 31, 1998

     Tower sales, cost of goods sold, and research and development costs for the nine months ended August 31, 1999 were negatively impacted due to design deficiencies in the initial production of the first TTEF factory assembled cooling towers with all in-house extruded wall panels. See the discussion above for the three months ended August 31, 1999.

     For the nine months ended August 31, 1999, total tower revenues decreased to $11,646,459 from $17,978,777 for the comparable period in the prior year. During the current nine month period, 85 percent of total tower revenues was derived from sales of 306 modular fiberglass cooling towers, 9 percent of total tower revenues was derived from construction of the modular concrete cooling towers, less than 1 percent of total tower revenues was derived from rental of modular fiberglass cooling towers, and 6 percent of total tower revenues was derived from other tower revenue. In the comparable nine month period in 1998, 38 percent of total tower revenues was derived from sales of 202 modular cooling towers, 30 percent of total tower revenues was derived from design and construction of modular concrete towers, 28 percent of total tower revenues was derived from rental of modular cooling towers, and 4 percent of total tower revenues were derived from other tower revenue. The increase in factory assembled tower sales for 1999 is due to the increase in the quantity of units sold. Such increase is due to marketing efforts for the newly designed TTEF Series tower and a price reduction related to significant completion of the manufacturing processes for TTEF Series component parts at the OKC facility. The decrease in concrete revenues is due to the decrease in the number and size of jobs completed and in process. Other tower revenue is down from the previous year due to fewer sales of proprietary parts to licensees. No licensing agreements were finalized in the third quarter of 1999.

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

     Other operating revenue for the nine months ended August 31, 1999 consists of royalties and interest related to the sale of the Rental Operations.

     The Company's cost of goods sold and constructed during the nine month period ended August 31, 1999, was $13,227,576 or 114 percent of total tower revenues as compared to $14,397,302 or 80 percent during the comparable period in 1998. Lower margins in the factory assembled cooling tower line are due to the delays in the completion and occupancy of the Oklahoma City (OKC) plant combined with delays in the delivery of the manufacturing equipment and tooling for the first three months of 1999, and continued refinements required for the completion of the manufacturing processes, equipment, and tooling for the last six months of 1999 (see discussion above). Although substantially complete at August 31, 1999, these refinements will continue to have a negative, although lessening, impact on fourth quarter 1999 cost of goods sold and constructed. Included in cost of goods sold for the nine month period ended August 31, 1999 is $977,000 to retrofit and service towers previously sold. This compares to nine month retrofit and warranty costs of $303,000 during the same period in 1998. The increase is due to design deficiencies as described above and includes $150,000 to increase the reserve to $350,000 to cover future costs to retrofit and service towers previously sold.

     The nine month period ended August 31, 1999 reflected a slight decrease in general and administrative expenses from $1,732,415 in 1998 to $1,726,661 in 1999. The decrease is due mainly to the reduction in expenses related to the OKC facility offset by an increase in bad debt expense. Selling expenses decreased from $1,388,052 to $1,108,005. The decrease is due to reduction in expenses related primarily to the opening of direct domestic and international sales offices in 1998. Research and development expenses increased from $570,617 in the first nine months of 1998 to $2,033,385 for the first nine months of 1999. A significant portion of the increase is related to the redesign of the TTMT Series tower to the TTEF Series tower in order to lower production costs. With the redesign of the tower combined with manufacturing of component parts in-house, management believes that the Company has positioned itself to grow its share of the cooling tower market. See discussion above related to design flaw in the first production run of the TTEF tower. Although the Company has no research and development budget, such future costs are anticipated to be significantly less than those incurred in the nine months ended August 31, 1999.

         The Company's loss from operations for the nine months ended August 31, 1999, was $6,188,425 as compared to loss from operations of $109,609 for the comparable period in the prior year. After interest expense, loss on investment, gain on sale and income taxes, the Company's net loss was $760,559 compared to a net loss of $449,692 for the nine months ended August 31, 1998.

         Interest expense increased from $726,508 for the nine months ended August 31, 1998 to $1,746,655 for the nine months ended August 31, 1999. The increase is due to the increase in debt related primarily to the OKC manufacturing facility and equipment, and the fact that interest on such debt was capitalized during 1998.

         The Company recognized an income tax benefit of $492,046 for the nine months ended August 31, 1999, compared to an income tax benefit of $299,794 for the comparable period in 1998. The ultimate realization of the deferred tax assets at August 31, 1999 depends on the Company's ability to generate sufficient taxable income in the future. Management believes that it is more likely than not that the Company will realize the deferred tax assets.

Liquidity and Capital Resources

       At August 31, 1999, the Company had a working capital deficit of $10,072,932 as compared to a working capital deficit of $3,890,374 at November 30, 1998. The Company's cash flow provided by (used in) its operating, investing and financing activities for the nine months ended August 31, 1999 and 1998 are as follows:


                              1999                               1998
                              ----                               ----

Operating activities       $(6,274,089)                         $372,208
Investing activities        $9,383,975                       ($10,519,120)
Financing activities       $(3,029,353)                        $9,811,969


       The Company's capital requirements for its continuing operations consist of its general working capital needs, scheduled payments on its debt obligations and capital expenditures. The Company tries to minimize its inventory of component parts, although minimum order requirements of some suppliers can cause inventory levels to fluctuate significantly from period to period. Although bringing the manufacturing processes in-house has taken substantially longer than expected and has cost significantly more than anticipated, it will enable the Company to better manage inventory levels and reduce costs when the new manufacturing facility is fully efficient. However, fluctuations in inventory levels are still expected due to the size of planned production runs of components. Management also attempts to manage accounts receivable to increase cash flow, but it is anticipated that accounts receivable will increase as sales increase. Other significant variances in working capital items can also be expected. Also, the Company's concrete construction projects have an effect on working capital requirements. At August 31, 1999, costs and estimated earnings in excess of billings on uncompleted contracts were $55,010 as compared to costs and estimated earnings in excess of billings on uncompleted contracts of $687,000 at August 31, 1998. Normally, concrete construction projects provide for progress payments of the contract price with a retainage of 10 to 15 percent payable after completion of the project.

       Scheduled principal payments on capital leases will total $197,563 over the next twelve months. In addition, $15,336,194 of principal payments will become due on the Company's debt during the next twelve months.

       Substantially all of the Company's planned capital expenditures during 1999 have been related to additional equipment and tooling for the new manufacturing facility. Management estimates the Company's total investment in the new manufacturing facility will be $11.5 million, including $6.0 million to equip the facility. As of August 31, 1999, the Company had incurred approximately $11.3 million related to the manufacturing facility. The manufacturing facility includes equipment to allow the Company to produce parts used in the modular cooling towers which previously had been purchased from outside vendors. Management believes that product costs can be reduced by producing these parts in-house. However, the Company may continue to incur unforeseen costs and production problems, particularly in the short term, in bringing these processes in-house.

       The new manufacturing facility has been partially financed with a $4.4 million loan from the Oklahoma Industries Authority (the "OIA") and a portion of the proceeds of a private placement of $6 million, 10% Convertible Subordinated Debentures (the "Debentures"). The industrial revenue bonds were issued by the OIA in October 1996. The bonds are payable in quarterly installments of principal and interest in the amount of approximately $157,000. A debt service reserve fund of $157,000 was also set aside from the bond proceeds. This reserve fund was used to pay the October 1, 1999 principal and interest payment. The OIA holds a mortgage on the facility to collateralize the bond indebtedness.

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

       In September 1997, the Company entered into a loan agreement with the City of Oklahoma City in the form of a HUD Section 108 loan in the amount of $1,250,000 for start-up expenses of the manufacturing facility and associated working capital requirements. As of August 31, 1999, all of these funds had been advanced to the Company. The loan bears interest at 5.5%. Principal and interest payments are due annually August 1 in the amount of $140,000. An interest only payment is due each February 1 until maturity on August 1, 2008. The loan is collateralized by a second mortgage on the manufacturing facility.

       The Company has entered into an agreement with a lending institution for a total funding of $1,775,815 for equipment and tooling for the new manufacturing facility. Principal and interest, at 9.25%, is paid monthly with the final payment due in July 2004 and is collateralized by equipment. The outstanding balance at August 31, 1999, was $1,502,867.

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

       The Company has a line of credit at Chickasha Bank in the amount of $380,000 for short-term cash flow needs, of which $380,000 was outstanding at August 31, 1999. This line of credit matures November 30, 1999.

       In April 1998, the Company finalized a $2,000,000 construction loan for the Oklahoma City office facility which cost approximately $2.4 million. This loan was converted to a permanent loan in June 1999 in the amount of $2,010,000. Initially, the loan bears interest at 8.25%. Principal and interest payments of $17,127 are due monthly. The note matures in June 2002. Also, in June 1999, a second mortgage in the amount of $253,000 was finalized. Initially, the loan bears interest at 8.25%. Principal and interest payments of $3,103 are due monthly. The note matures in June 2002. The interest rates on both of these notes are variable at Wall Street Journal prime rate plus .5%. The balances on the loans at August 31, 1999, are $2,003,362 and $250,263 respectively.

       In April 1999, the Company increased its line of credit with a financial institution from $4,000,000 to $6,500,000 for working capital requirements. Interest is payable monthly at a variable rate of 2.0% over national prime. This line of credit matures in June 2000. This credit facility is collateralized by certain accounts/note receivable, inventory and general intangibles and as of August 31, 1999, $6,043,642 was outstanding. The agreement contains a financial covenant that provides for a minimum tangible net worth of $12,000,000 for the first three quarters of 1999. Tangible net worth includes the $6,000,000 of subordinated convertible debentures. At August 31, 1999, the Company was not in compliance with this covenant, but is currently negotiating a waiver of this covenant.

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

       The Company does not have sufficient capital resources to fund its capital requirements for the next four quarters. Continued operating losses have increased the Company's funding requirements and require it to obtain additional capital. Accordingly, management is negotiating for increases in its credit facilities, as well as term extensions. The Company has also engaged an investment banker to seek additional sources of capital which could include a total refinance package.

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

     4.4                   Omitted

     4.5-8                 Form of Placement Agent Warrants

     10.1-3 Promissory Note between Tower Tech, Inc., and Local Federal Bank, dated June 24, 1998.

     10.2-9 Loan Agreement between Tower Tech, Inc., and the City of Oklahoma City, dated September 8, 1997.

     10.3-11 Form of Deferral Agreement between Tower Tech, Inc., and Chickasha Bank & Trust, dated June 16, 1999.

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

     10.8-9                Promissory  Note  between  Tower  Tech,   Inc.,  and
                           Electrical Constructors, dated March 25, 1997, and amendment extending maturity date.

     10.9-12 Master Lease Agreement between Tower Tech, Inc. and HPM Corporation, dated June 16, 1999.

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

     10.27-10 Noncompetition Agreement dated as of December 4, 1998 between the Company, Harold D. Curtis and Aggreko Inc.

     10.28-10 License Agreement dated as of December 4, 1998 between the Company and Aggreko Inc.

     10.29-10 Supply Agreement dated as of December 4, 1998 between the Company and Aggreko Inc.

     10.30-5 Asset Purchase Agreement dated as of December 4, 1998 between the Company and Aggreko Inc.

     10.31-11 Agreement and Plan of Dissolution between the Company and J-Tech Enterprises dated April 30,.
                           1999.

     10.32-12 Security Agreement between Tower Tech, Inc. and HPM Corporation dated June 16, 1999.

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

     11 Incorporated by reference from the same numbered exhibit to Form 10-QSB for the quarter ended May 31, 1999.

     12 Filed herewith.

b. The company has not filed any reports on Form 8-K during the quarter for which this report is filed.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 TOWER TECH, INC.
                                                 (Registrant)

Date: October 15, 1999              ss/ HAROLD CURTIS
----------------------              --------------------------------------------
                                    Harold Curtis, Chief Executive Officer

Date: October 15, 1999              ss/ROBERT BRINK
----------------------              --------------------------------------------
                                    Robert Brink, President

Date: October 15, 1999              ss/CHARLES D. WHITSITT
----------------------              --------------------------------------------
                                    Charles D. Whitsitt, Chief Financial Officer