Form 10KSB
period 1999-11-30
TOWER TECH INC
filed 2000-03-14
CIK 913034

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-KSB

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 [Fee Required]

                   For the fiscal year ended November 30, 1999

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

       Check  whether the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X      No ____.
     -------

       Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

       State the issuer's revenues for its most recent fiscal year. $13,975,235.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $3,059,742 based on 1,882,918 shares at $1.625 per share, the last sale price of the Common stock on March 8, 2000. (For purposes of calculating this amount only, all the directors and executive officers of the issuer have been treated as affiliates.)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

       Common stock     $.001 par value 3,576,311 shares as of March 8, 2000.

       Transitional Small Business Disclosure Format     Yes {   }     No  { X }

                       DOCUMENTS INCORPORATED BY REFERENCE

       If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes. Items 9 through 12 of Part III of this Form 10-KSB are incorporated by reference from the Issuer's definitive proxy statement to be filed on or before March 30, 2000.

                                TABLE OF CONTENTS

                                     Part I

                                                                            PAGE

Item 1.         Description of Business                                       4

Item 2.         Description of Property                                       11

Item 3.         Legal Proceeding                                              12

Item 4.         Submission of Matters to a Vote of Security Holders           12

                                     Part II

Item 5.     Market for Common Equity and Related Stockholder Matters          13

Item 6.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               14

Item 7.     Financial Statements                                              21

Item 8.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                               21

                                    Part III

Items 9-12  Incorporated by reference from the Company's proxy
            statement to be filed on or before March 30, 2000                 22

Item 13.    Exhibits and Reports on Form 8-K                                  23

            Financial Statements                                             F-1

                                     PART I

Item 1.  Description of Business.

       The Company is an Oklahoma corporation formed on February 27, 1984 and is in the business of manufacturing and selling modular cooling towers. To signify that the Company has redesigned and has begun to manufacture the main components of its factory assembled modular cooling tower, the Company changed the "TTMT" designation to "TTEF". The factory assembled TTEF Series cooling tower is made primarily of non-corrosive materials, and is sold in both the air conditioning and industrial segments of the cooling tower market. The field erected TTCT Series modular concrete cooling tower was introduced in 1995 for the industrial and utility segments of the cooling tower market. The Company's TTEF Series cooling tower utilizes several innovative design features including the Rotary Spray Nozzle(TM), a bottom-mounted direct drive motor fan assembly, and a modular design to create a compact, efficient cooling tower which management believes addresses many of the deficiencies common to cooling towers, which do not incorporate all of these innovative design features. Individual modules can be utilized for air conditioning and light industrial applications. The modular design also allows a number of modules to be connected in series for large industrial and utility applications. The compact design of TTEF Series modules permits them to be factory assembled, inventoried for immediate shipment, easily transported and quickly installed. The design of the TTEF Series cooling tower also allows it to be transported as a complete module on a standard lowboy trailer. The TTCT Series modular concrete cooling tower features pre-cast concrete construction and incorporates many of the innovative design characteristics of the TTEF Series cooling tower.

       Drawing on the proprietary knowledge gained since 1997 during the process of bringing manufacturing of component parts in-house, the Company's ThermoQuest operating unit was formed in late 1999 to produce extruded, injection molded and thermoformed products for its own purposes and for custom projects for others. ThermoQuest's main product line is comprised of extruded fiberglass polymer structural components which are offered for sale to customers for use in repairing and reconstructing existing wood cooling towers and for constructing complete cooling tower systems. When sold as a complete cooling tower system, this product is known as the TQFX Series cooling tower. TQFX Series cooling towers have an innovative design that promotes labor efficiency during assembly and are equipped with Rotary Spray NozzlesTM to give owners added operational flexibility. TQFX Series cooling towers are available in six pre-engineered sizes.

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

The TTEF Series Modular Factory-Assembled Cooling Tower

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

       The modular design of the TTEF Series cooling tower allows a number of units to be interconnected to meet almost any cooling requirement. Other manufacturers offer small factory assembled cooling towers, including units which incorporate plastic and fiberglass components and which can be interconnected. However, interconnection of some models of such towers exacerbates recirculation of exhaust air, resulting in thermal performance losses which are typical of this type of tower. Thus, other factory assembled cooling towers have limited application except in the HVAC segment and light industrial segment of the market. Most segments of the cooling tower market can be served by the TTEF Series cooling tower, from light HVAC applications to large petrochemical, refinery and utility operations.

       Immediate delivery of the TTEF Series cooling tower is possible because the modules are factory assembled and can be inventoried. Usually, only one hour of installation time is required per module, excluding electrical and piping connections. The concrete basin of most field erected cooling towers is replaced in the TTEF Series cooling tower by an internal water basin. The TTEF Series cooling tower is supported on a substructure which can either be customer-provided fabricated metal, concrete piers, or the Company's own fiberglass reinforced substructure. The modular design also lends itself to shipping via standard trucking without special permits. TTEF Series modules are readily shipped to international customers as well, either in unassembled kits or fully assembled.

       Management believes that a problem with many cooling towers manufactured today arises from water distribution nozzles that tend to clog. Most nozzles used in cooling towers today utilize a fixed orifice/splash plate combination in an attempt to minimize the clogging problem. This design often creates void areas in the water distribution pattern which causes inefficient operation and performance deficiencies. These deficiencies can be mitigated to some degree by installing additional fill media and/or designing a higher air inlet area in the cooling tower, although these steps result in additional capital investment and higher operating costs due to increased pump head and fan horsepower requirements.

       To address this design deficiency, Mr. Harold Curtis designed and patented the Rotary Spray Nozzle(TM) primarily for use in the Company's cooling towers. The Rotary Spray Nozzle(TM) is designed to operate clog-free even in severe operating conditions. This nozzle utilizes a rotating disc that floats on a water bearing to evenly distribute the flow of water throughout the entire fill area while generating a self-cleaning action. The radial discharge design allows the nozzle to operate as low as one inch above the fill media and at lower pressure than most conventional nozzles. Since conventional nozzles typically operate at distances of 18 inches or more above the fill media, the Rotary Spray Nozzle(TM) increases tower performance and significantly reduces pump head requirements.

       In addition to reduced pump head requirements attributable to the Rotary Spray Nozzle(TM), the pump head requirement in the TTEF Series cooling tower is reduced because the circulating water is collected in an elevated water basin above the air inlet. This results in reduced pump operating costs for the TTEF Series cooling tower compared with a comparable size conventional cooling tower.

       The TTEF Series cooling tower is designed with a bottom mounted fan system. Maintenance is greatly reduced by this design as the fans are direct motor driven without gearboxes, drive shafts, or pulleys. Depending on the size of the module, each module has a number of fans which can be zoned on and off automatically to deliver more efficient cooling. The mechanical equipment is located in the cool, dry intake air stream and is protected from the natural elements by the cooling tower itself. Service can be performed from ground level and customer spare parts inventory is limited to one motor and one fan. In the event of mechanical failure, the probability is that only one fan or motor would be inoperable, enabling the continued operation of the remaining fans until repairs could be made, thus the TTEF Series cooling tower has built-in redundancy not typically seen in other companies' cooling towers.

       The TTEF Series cooling tower has a water collection system installed just below the fill media and above the fans. The water collection system consists of a series of parallel chevron type blades positioned in a canopy over the fans. As cooled water falls from the fill media, it is discharged into hollow support beams which serve as the cooling tower's water basin. The fill media is nestled on top of the water collector vanes and is easily installed or removed from the cooling tower module when cleaning or replacement of fill media is needed. The water distribution system, consisting of a PVC header pipe and laterals, is connected to the top of the module. The drift (or mist) eliminators are supported by the water distribution piping header and laterals and locked into the molded perimeter wall channel.

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

       The TTEF Series cooling tower is produced in several sizes. The basic units range in size from a seven foot by eight-foot module to a twelve foot by thirty-one foot module. The individual module capacities range from 50 nominal tons to approximately 850 nominal tons, or approximately 150 GPM to 2,550 GPM. These ranges of cooling duty are achieved by using various sizes of modules and internal components, including motors, fans and fill media. Individual modules of varying sizes can be connected in series to satisfy the specific cooling requirements of customers.

The TTCT Series Field-Erected Modular Concrete Cooling Tower

       In 1995, the Company introduced its TTCT Series concrete cooling tower for the industrial and utility segments of the cooling tower market. The design of the concrete cooling tower incorporates some of the patented technology used in the Company's TTEF Series cooling tower, as well as technology unique to the concrete product. The TTCT Series cooling tower gives the Company added capabilities to penetrate the large utility, petrochemical and industrial markets. The same technological advances made with the TTEF Series cooling towers are utilized in the concrete tower. The concrete cooling tower is built using a pre-cast construction method which substantially reduces construction time as compared with a similar size wood or conventional concrete tower.

ThermoQuest and The TQFX Series Field-Erected Cooling Tower

       In October 1999, the Company formed the ThermoQuest operating division to capitalize on its technological know-how of extrusion, injection molding and thermoforming processes and to gain additional utilization from its plant and equipment. ThermoQuest began soliciting opportunities in October and was awarded its first contract in November to produce cooling tower structural members. In February 2000, ThermoQuest introduced the TQFX Series field-erected cooling tower designed for the industrial and utility segments of the cooling tower market. The TQFX Series cooling tower competes in the price-driven segment of the cooling tower market and is generally price-competitive with other fiberglass cooling towers.

       The design of the TQFX Series cooling tower incorporates some of the patented technology used in the Company's TTEF Series and TTCT Series cooling towers, as well as technology unique to the TQFX product. The TQFX Series cooling tower gives the Company added capabilities to penetrate the utility, petrochemical, food processing and other industrial markets. The design basis for TQFX Series cooling towers is a "bent-line" construction method, in which major frame members are assembled on the ground, then hoisted into place and connected to other major frame assemblies. This assembly method increases labor efficiency and reduces labor costs, safety hazards and construction time. This construction method differs from the "stick-built" method, which is commonly used to field-erect cooling towers of a conventional design. In such designs, structural members are connected in place, requiring significantly greater use of man-lifts, scaffolding and safety equipment. In addition to assembly and efficiency features, the TQFX Series cooling tower is designed with a low profile to reduce capital cost and pump energy requirements.

         TQFX Series cooling towers are available in several cell sizes. The smallest cell measures 24' wide by 24' long; the largest cell measures 54' wide by 54' long. Same size cells may be connected in series to satisfy virtually any water flow and heat load requirement, thereby satisfying the cooling needs of any customer. Different ranges of duty can be achieved by selecting various fill media types and different motor sizes and fan types.

         The fiberglass and polymer construction of TQFX Series field-erected cooling towers virtually eliminates the significant corrosion problems common to cooling towers.

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

Patents

     The Company owns patents (U.S. Patent No. 5,227,095) covering the basic design of the TTEF Series cooling tower and the TTCT Series concrete cooling tower (U.S. Patent No. 5,545,356). The patents expire in 2010 and 2014, respectively. The Company owns and has applied for other United States and foreign patents for technology used in the TTEF Series and TTCT Series cooling towers. Mr. Harold Curtis has also granted an exclusive, royalty-free license to the Company for the Rotary Spray Nozzle(TM)which gives the Company the exclusive right to use this technology in cooling tower applications. The licensed technology is the subject of patents (U.S. Patent Nos. 5,143,657 and 5,152,458) which expire in 2009. Mr. Curtis has retained all rights with respect to the patents in all applications other than cooling towers.

Product Design and Research and Development

       The  Company  spent  $2,491,157,   $1,810,985,  $667,222,  $386,474,  and
$108,183 on research and development during fiscal years 1999, 1998, 1997, 1996 and 1995, respectively. A significant portion of the 1999 and 1998 costs were related to the redesign of the TTMT Series tower to the TTEF Series tower in order to lower future production costs. The development costs related to ThermoQuest and the TQFX Series cooling tower were not significant. The Company is continuously evaluating its products and manufacturing methods. The Company has not incurred substantial costs for any products other than its TTEF Series and TTCT Series cooling towers, and related technology, at this time. The Company plans to continue to research refinements in cooling tower design and construction. Although the Company has no fixed research and development budget, such costs are anticipated to be significantly less than current levels.

Assembly of Products

       The Company's TTEF Series modular cooling towers are currently assembled at its new manufacturing and assembly plant in Oklahoma City, Oklahoma. (See
Item 2. Description of Property). In addition to assembly, the Company has brought "in-house" the manufacturing of substantially all component parts which were previously manufactured by other companies using pultrusion or extrusion molding technology. The Company believes that bringing these manufacturing processes in-house will help ensure and control quality and supply, as well as substantially reduce costs of production of these parts. However, the Company incurred problems in bringing these processes in-house. See further discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations". The Company also pre-casts most of the concrete component parts of its TTCT Series modular concrete cooling towers. The Company also manufactures all of the extruded and injection-molded structural components for its TQFX Series cooling tower.

Suppliers and Vendors

       The Company relies upon suppliers for materials and parts used to manufacture and assemble its products. Most materials and parts purchased from suppliers are available from multiple sources. The Company has invested in tools and dies which in a few cases are used by suppliers in the manufacture of components for the Company. However, as noted above, the Company has moved substantially all of these manufacturing processes "in-house." The Company has not experienced any significant delays in obtaining parts and components for its products. The Company owes vendors and suppliers significant past-due amounts and is currently on a cash-in-advance basis with most suppliers. Several of the Company's vendors have filed suit for nonpayment (see Item 3 Legal Proceedings). See further discussion at "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Marketing and Sales

       The Company sells its products through a combination of direct sales by Company employees, sales through an established nationwide network of sales representatives, and sales through representatives, licensees, distributors and other arrangements in international markets. The Company has sales offices in Houston and in Sao Paulo, Brazil. During 1998 and 1999, the Company closed sales offices in Mississippi and Singapore. The Company also has international ventures and/or licensing agreements for the manufacture, marketing and/or sales of the Company's products in India, Southeast Asia, South America, South Africa, Mexico and the Mediterranean region. Negotiations are in process for similar arrangements for other international regions. Sales representatives typically market the Company's products along with a variety of other products related to cooling towers.

       In addition to its direct sales activities, the Company markets its products in a number of other ways, including exhibiting at trade shows, conducting direct mail solicitation, and advertising in various trade publications. The Company makes extensive use of marketing videos which portray its products using photography and computer animation. These media and compact discs are distributed to engineering firms, contractors, manufacturers and specialized mailing lists in the HVAC; utility and industrial cooling tower markets. The Company also has a full-time marketing manager who is responsible for publicizing the product, identifying marketing opportunities and developing a marketing strategy.

Warranties and Customer Service

       The Company provides a limited warranty on its products. In 1999, the Company incurred $1,622,422 of expenses to retrofit and service towers, as compared to $671,267 during fiscal 1998. See further discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations". The Company also provides field support services on an individual call basis and offers service maintenance contracts. Necessary repairs are made at the installation site.

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

Competition

       The market for cooling towers is extremely competitive. There are 15 to 25 manufacturers of cooling towers in the United States. The two largest manufacturers, Marley Cooling Tower Co. and Baltimore Air Coil, collectively account for 60 percent to 70 percent of the market. A number of the Company's competitors are substantially larger in size and have greater financial and other resources than the Company. Many of these competitors have been in business for a number of years and are well established in the industry. The Company estimates that its share of the United States cooling tower market for 1999 was approximately 5%.

A number of the Company's competitors manufacture and market cooling towers which use concrete, fiberglass and other composite materials, PVC cellular fill media and other construction and design refinements which are similar to the Company's cooling towers. Several competitors manufacture factory assembled fiberglass cooling towers, including units which can be connected in a series. Management believes that its cooling towers offer several advantages over cooling towers produced by the Company's competitors. There can be no assurance that competitors will not develop and produce a product which is comparable or superior to the Company's products.

Employees

       As of November 30, 1999, the Company had 155 full-time employees. None of the Company's employees is subject to a collective bargaining agreement. The Company believes that relations with its employees are good.

Item 2.    Description of Property

       The Company's principal place of business is located in south Oklahoma City, Oklahoma, on a 50-acre tract. The new manufacturing facility of approximately 98,000 square feet houses the Company's manufacturing and assembly operations as well as plant office facilities. The Company began to occupy the facility in January 1998 and began production operations in the fourth quarter 1998. A new administrative office facility of approximately 25,000 square feet has been constructed on the site and was completed in March 1999. In 1999, the Company moved its general headquarters to this new facility. For additional information about the Company's total investment and financing of the Oklahoma City facility, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources".

       The Company owns approximately 17 acres of land near Chickasha, Oklahoma, with three separate production buildings totaling over 52,000 square feet, a building of approximately 8,000 square feet used as offices and a test facility, and an office building having approximately 4,000 square feet. These facilities were leased to unaffiliated entities through March 2000 when the facilities were sold.

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

The Oklahoma City plant and administrative office facility are subject to mortgages in favor of the Oklahoma Industries Authority, the City of Oklahoma City and a financial institution.

Item 3.  Legal Proceedings

     The Company is a party to litigation  styled Companhia  Petroquimica Do Sul
v. Tower Tech, Inc., U.S.D.C. Western District Court of Oklahoma Case No.CIV-99-1985. The complaint was filed on December 14, 1999. The complaint alleges, among other things, that the Company sold, through one of its licensees, cooling tower cells to Companhia Petroquimica Do Sul (Copesul"), that the cooling cells did not perform in accordance with their design, that the Company has refused to correct the alleged defects of the cooling towers, and that Copesul has been damaged as a result thereof.

Copesul alleges that it has been damaged by the acts of the Company in amounts in excess of $3,500,000, plus continuing losses, and that it is also entitled to punitive damages. The Company has filed an answer denying the allegations in the complaint, and the Company continues to vigorously defend the allegations in the complaint. The Company cannot estimate when this lawsuit will go to trial.

     The Company is a party to litigation styled Segotta v. Tower Tech., Inc., District Court of Grady County, Oklahoma Case No. CJ-99-11. The petition was filed on March 4, 1999. The petition alleges that the Company terminated the plaintiff (i) in violation of the Family Medical Leave Act and (ii) improperly as a result of the plaintiff's alleged whistle-blowing activities in connection with workers' compensation claims. The plaintiff has claimed that he is entitled to damages in excess of $10,000. The Company has filed an answer denying the allegations in the petition, and the Company continues to vigorously defend the allegations in the petition.

       Commencing in 1997 and continuing into December 1998, the Company was a party to litigation styled Tower Tech, Inc. v. Goodyear Rubber & Tire Company, U.S.D.C. Western District Court of Oklahoma Case No. CIV-97-1682-T. The Company and Goodyear have resolved and compromised their disputes in such lawsuit. Pursuant to a Settlement Agreement and Conditional Release, the lawsuit has been dismissed without prejudice, and both Goodyear and the Company have denied the claims made by both parties in the lawsuit. Tower Tech is in default of the payment of final settlement amount of $100,000 due December 15, 1999. Under the terms of the settlement agreement, if that amount due is not timely paid, consent judgment may be entered against Tower Tech for $250,000.

       The Company is a defendant in five other legal proceedings which all allege that the Company is in default of payments owed on open accounts. The aggregate amount claimed under those five proceedings, exclusive of costs, interest, and attorneys' fees, is approximately $220,000. Two of those proceedings have been reduced to judgment against the Company, and the Company is currently negotiating to settle two of those proceedings. The Company has denied the allegations in the fifth proceeding and is vigorously defending that proceeding.

     The Company is the plaintiff in litigation styled Tower Tech, Inc. v. Hickman Mechanical, Inc., Superior Court of Los Angeles, California Case No. BC-222326. The Company has filed suit against the general contractor of a cooling tower project in California alleging that the general contractor refused to pay the contract amount due. The Company has alleged that approximately $205,000 remains unpaid by the general contractor. The general contractor has filed a counterclaim against the Company for $615,000 alleging, among other things, breach of contract against the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

       No matters were submitted to stockholders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.

       The Company's Common Stock is quoted on the NASDAQ SmallCap system under the symbol "TTMT". The following table shows the high and low closing bid prices for the Common Stock as reported by NASDAQ for each quarter during the last three fiscal years. Bid prices represent prices between dealers, do not include retail mark-ups, markdowns or commissions, and may not represent actual transactions.

       Quarter Ended                     High                  Low
       -------------                     ----                  ---
       February 28, 1997             $11.250000            $10.00000
       May 31, 1997                    9.625000              8.00000
       August 31, 1997                 9.375000              7.37500
       November 30, 1997               8.625000              7.00000
       February 28, 1998               7.250000              6.25000
       May 31, 1998                    6.875000              6.12500
       August 31, 1998                 5.250000              4.50000
       November 30, 1998               3.800000              3.50000
       February 28, 1999               5.000000              2.75000
       May 31, 1999                    3.375000              2.75000
       August 31, 1999                 3.000000              0.59375
       November 30, 1999               1.671875              0.37500


       On March 8, 2000, the last sale price of the Common Stock as reported by NASDAQ was $1.625 per share. On March 8, 2000, 60 record holders held the Common Stock. The Company believes that there are more than 400 beneficial holders of its Common Stock.

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

     The Company began the extensive effort of introducing new technology to the cooling tower industry in 1991. From 1991 through 1999, the Company has focused significant efforts on research and development. As the Company's technology evolved, the market's acceptance of its factory-assembled and field-erected lines of cooling towers accelerated. To date, the Company and its international licensees have sold approximately $100,000,000 of products containing the Company's technology. Now that the Company's research and development stage is substantially completed, management is optimistic that the Company's technology will continue to gain acceptance in international markets and that domestic market share will increase going forward. The Company's estimated sales backlog is over $8 million, as of March 8, 2000, compared to $6.9 million as of February 1, 1999. Financial stability and sufficient cash flow are key to continuing this positive trend in revenues.

       Although the Company has seen strong market acceptance of its technology, extensive investment in research and development has limited operating capital and cash reserves. Several setbacks have exerted tremendous financial strain on the Company:

o In 1996, in an effort to reduce costs and improve profit margins, the Company redesigned its TTMT Series of factory-assembled towers, started construction on a new manufacturing plant in Oklahoma City, and began bringing the production of certain component parts in-house. Product development delays, coupled with construction and tooling delays, caused the new manufacturing plant to become operational over a year later than anticipated. The delays contributed significantly to the Company's losses in FY 1998 and FY 1999.

o Another major setback was the downturn of several Asian economies, which rapidly spread throughout our international markets in 1998. This economic downturn resulted in the cancellation or postponement of cooling tower projects. Since 1995, the Company has invested considerable resources in the development of international markets. The Company had anticipated significant revenues from international activities. As a direct result of the international market downturn, the Company's actual revenues from international activities were significantly lower than anticipated.

o The Company's new Oklahoma City manufacturing plant was put into production at the beginning of 1999. At that time, the Company began shipping the first factory-assembled cooling towers of the new design. From February 1999 to May 1999, the Company shipped approximately 145 TTEF Series cooling towers with all in-house extruded wall panels. When put into service, a number of these units contained unforeseen design or quality defects that caused water leaks, and the larger size units had an additional undetected structural deficiency. To effect permanent solutions to these problems, the Company ceased its assembly operations for forty-two days during the third quarter 1999 so extrusion and injection molding tools could be modified. As a result, 1999 tower sales, cost of goods sold (including warranty expense), and research and development costs were negatively impacted. Management believes that the design deficiencies have been corrected, and towers are again being shipped.

       Losses resulting from the foregoing business setbacks have reduced equity and have negatively impacted cash flow. The Company had a $14.6 million deficit in working capital at November 30, 1999. As a result, the Company is presently not in compliance with the net worth covenants in its loan agreements. The Company is also unable to pay past-due balances owed to materials suppliers, and consequently is now required to pay for new materials on a cash-in-advance-basis, which compounds cash flow problems.

       The Company has been able to make payments due on secured credit obligations and its convertible subordinate debentures. However, the Company has significant amounts of debt, including its operating line of credit ($6,304,748 outstanding at November 30, 1999) and $6,000,000 of the convertible subordinate debentures, which are due through June 2000. Currently, the Company does not have sufficient cash flow to satisfy these obligations.

       Management has formulated a plan to address obstacles to the Company's financial health. If the plan is successfully implemented, management believes that the Company's financial condition will improve. However, management cannot assure that the plan will be consummated, consummated in its current form; or if consummated, that it will return the Company to profitability.

       The plan consists of several phases. The objective of the initial phase is to resuscitate what then was a failing enterprise and to lead it to a position of relative stability from which a long-range plan can be launched. The initial phase consists of the following steps:

o Sales orders need to be rekindled and average $400,000 or more per week. This goal was substantially met in the period from September 15, 1999 to November 30, 1999. Sales orders fell off somewhat during the holiday season as is typical for that time of year, and they have begun increasing again since early February 2000.

o Trade creditors need to give temporary forbearance and agree to supply materials on a cash-in-advance basis. A few trade creditors, most having little prospects for ongoing business with the Company, have filed suit for payment. The remaining trade creditors have shown tremendous patience and forbearance. Still, the cash-in-advance arrangement has exerted tremendous pressure on cash flow.

o The Company needs its primary lender to temporarily waive the breach of net worth covenant in its loan agreements. To date the net worth covenant has neither been amended nor waived.

o The Company needs to obtain working capital of at least $1,500,000. A $2,000,000 loan was obtained from the City of Oklahoma City in November 1999. Virtually all of the loan proceeds were used to make payments due on secured obligations, for materials and labor to manufacture cooling towers, and for overhead expenses.

o The Company needed to resolve the remaining technical issues related to its new line of factory-assembled cooling towers and the Company's production. Management believes that virtually all the technical issues are now resolved, and the Company is producing a quality product.

o The Company needs to reduce its breakeven point by reducing costs and increasing cooling tower selling prices. Opportunities to reduce costs are being pursued, and cooling tower selling prices were increased in October 1999 by an average of 30%.

The objectives of the second phase are to:
o    Restore liquidity.
o    Secure  additional  working capital,  or a suitable  combination of working
     capital  and  credit  guarantees,   so  the  Company  can  move  away  from
     cash-in-advance purchasing arrangements.
o    Return to compliance  with net worth covenants in loan  agreements.
o    Restore financial strength needed to win large cooling tower projects.
o    Reduce debt and increase equity.

       A small, private investor group has expressed a willingness to purchase $900,000 of the Company's common stock. Further, in consideration of the Company's agreement to issue stock warrants, the investor group has agreed to provide credit guarantees for a period of up to two (2) years. The investor group's commitments are contingent upon certain concessions from the unsecured creditors including a deferral of up to two years in maturity of amounts due to unsecured creditors, and amendment of the net worth covenants in the loan agreements. The Company has not yet been able to satisfy these conditions.

       An investment by the group, coupled with the recovery steps described above, will be a first step to restoring the Company financially. In addition, the Company hopes the investment will increase customer and distributor confidence resulting in increased sales. The Company believes this new investment, coupled with the forbearance of its current creditors, will increase the Company's ability to raise additional working capital. However, there can be no assurance that these objectives will be accomplished, including being able to meet the Company's current debt obligations.

Results of Operations

      Twelve Months Ended November 30, 1999 Compared to Twelve Months Ended
                                November 30, 1998

         Tower sales, cost of goods sold, and research and development costs for the year ended November 30, 1999, were negatively impacted due to design deficiencies in the initial production of the first TTEF factory-assembled cooling towers which were assembled with all extruded wall panels assembled in-house. See the discussion above.

         For the twelve months ended November 30, 1999, total tower revenues decreased to $13,975,235 from $21,044,304 for the comparable period in the prior year. During the current twelve month period, 84 percent of total tower revenue was derived from sales of 377 modular fiberglass cooling towers; 9 percent of total tower revenue was derived from design and construction of the TTCT Series concrete cooling towers; and 7 percent of total tower revenue was derived from other tower revenue. In the comparable twelve month period ended November 30, 1998, 44 percent of total tower revenue was derived from sales of 275 modular cooling towers; 27 percent of total tower revenue was derived from design and construction of modular concrete towers; 26 percent of total tower revenue was derived from rental of modular cooling towers; and 3 percent of total tower revenues were derived from other tower revenue. The increase in tower sales revenue for the year ended November 30, 1999 is due to the increase in the quantity of units sold. Such increase is due to marketing efforts for the newly designed TTEF Series tower and a selling price reduction. The decrease in concrete revenues is due to the decrease in the number and size of jobs completed and in process. Other tower revenue is up from the previous year due to increased sales of proprietary parts and an increase in service sales. No licensing agreements were finalized in 1999.

         In December 1998, the Company consummated the sale of its industrial cooling tower rental operations (the "Rental Operations") to Aggreko Inc., an unrelated party, for $13,500,000, with $12,150,000 paid in cash at closing and the remaining $1,350,000 paid by delivery of Aggreko Inc.'s promissory note (the "Note"). The Note provided for interest at 1% above prime. The outstanding principal balance of the Note, together with accrued interest, was paid in December 1999. The assets sold included the modular cooling tower rental fleet, other rental fleet equipment, and certain assets used in the operation of the Rental Operations. Accordingly, the Company recorded a pre-tax gain of $6,688,670 for the three months ended February 28, 1999. Proceeds were used to reduce debt and for working capital.

         In connection with the sale of assets described above, Aggreko Inc., the Company, and Harold D. Curtis, the Company's Chief Executive Officer, entered into a Non-competition Agreement. The Non-competition Agreement generally prohibits the Company and Mr. Curtis from conducting any business in competition with the Rental Operations, as well as hiring certain of the Company's prior employees who worked in the Rental Operations.

       The Company's cost of good sold and constructed for the year ended November 30, 1999 was $16,429,004, or 118 percent of total tower revenue as compared to $17,594,126, or 84 percent during the comparable period in 1998. Lower margins in the factory-assembled cooling tower line are due to the delays in the completion and occupancy of the Oklahoma City (OKC) plant combined with delays in the delivery of the manufacturing equipment and tooling for the first three months of 1999; and continued refinements required for the completion of the manufacturing processes, equipment, and tooling for the last six months of 1999 (see discussion above). Included in cost of goods sold for the twelve month period ended November 30, 1999 is $1,622,422 to retrofit and service towers previously sold. This compares to twelve month retrofit and warranty costs of $671,267 during the same period in 1998. The increase is due to design deficiencies as described above and includes $400,000 to increase the reserve to $600,000 to cover future costs to retrofit and service towers previously sold.

       The twelve-month period ended November 30, 1999 reflected a decrease in general and administrative expenses from $3,033,369 in 1998 to $2,869,824 in 1999. The decrease is due mainly to the reduction in expenses related to the OKC facility offset by an increase in bad debt expense. Selling expenses decreased from $1,989,322 to $1,442,531. The decrease is due to a reduction in expenses related primarily to the opening of direct domestic and international sales offices in 1998. Research and development expenses increased from $1,810,985 in 1998 to $2,491,157 in 1999. A significant portion of the increase is related to the redesign of the TTMT Series tower to the TTEF Series tower. With the redesign of the tower and with manufacturing of component parts in-house, management believes that the Company will be able to reduce future production costs. (See discussion above related to design flaw in the first production run of the TTEF tower). Although the Company has no research and development budget, such future costs are anticipated to be significantly less than those incurred in the twelve months ended November 30, 1999.

         Interest expense increased from $899,066 to $2,088,917 primarily due to the capitalization of $1.1 million of interest costs in 1998. Due to the completion of the manufacturing facility, no interest was capitalized in 1999. Miscellaneous income for the twelve months ended November 30, 1999 consists of royalties and interest related to the sale of the Rental Operations (see above).

         The Company recognized an income tax expense of $2,330,636 for the year ended November 30, 1999, compared to an income tax benefit of $1,670,088 for the comparable period in 1998. FAS 109 requires that the Company record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred income tax assets depends on the Company's ability to generate sufficient taxable income in the future. The sale of the Rental Operations in the first quarter of 1999 allowed the Company to conclude that the deferred tax assets at November 30, 1998 and the first three quarters of 1999 were realizable. The severity of the design flaws and resultant difficulties discussed above have caused management to believe that a full valuation allowance is required at November 30, 1999. Management has determined that based on the Company's inability to generate taxable income in the last two years (1999 and 1998), even with the gain from the sale of the Rental Operation in December 1998, it is more likely than not the Company will not realize the net deferred tax assets at November 30, 1999. Therefore, a valuation allowance in the amount of $4,082,451 was established in the fourth quarter of 1999. The Company has a net operating loss carryforward of $10,500,000 expiring 2009 to 2019.

         The Company's estimated backlog is $8 million as of March 8, 2000, and includes one contract for TTCT Series modular concrete cooling towers totaling $.85 million. This contract is scheduled for completion in the second quarter of 2000. Estimated backlog for the TTEF Series modular cooling towers is over $7.2 million. Substantially all this backlog is scheduled for delivery in first six months of FY2000.

Liquidity and Capital Resources

       At November 30, 1999, the Company had a working capital deficit of $14,623,196 as compared to a deficit of $3,890,374 at November 30, 1998. The Company's cash flow provided by (used in) its operating, investing and financing activities during fiscal years 1999 and 1998 are as follows:

                                             1999                    1998
                                         -----------             --------------

Operating activities                     ($6,722,443)               ($495,572)
Investing activities                      $9,739,564             ($11,912,145)
Financing activities                     ($2,769,024)             $11,859,561


       The Company's capital requirements for its continuing operations consist of its general working capital needs, scheduled payments on its debt obligations and capital expenditures. The Company tries to minimize its inventory of component parts, although minimum order requirements of some suppliers can cause inventory levels to fluctuate significantly from period to period. Although bringing the manufacturing processes in-house has taken over a year longer than expected and has cost substantially more than anticipated, management believes that it will enable the Company to better manage inventory levels and reduce costs. However, fluctuations in inventory levels are still expected due to the size of planned production runs of components. Management also attempts to manage accounts receivable to increase cash flow, but it is anticipated that accounts receivable will increase as sales increase. Other significant variances in working capital items can also be expected. Also, the Company's concrete construction projects will have an effect on working capital requirements. At November 30, 1999, costs and estimated earnings in excess of billings on uncompleted contracts were $85,120 as compared to costs and estimated earnings in excess of billings on uncompleted contracts of $437,207 at November 30, 1998. Normally, concrete construction projects provide for progress payments of the contract price with a retainage of 10 to 15 percent payable after completion of the project.

       Scheduled principal payments on capital leases will total $231,620 over the next twelve months. In addition, $17,787,578 of principal payments will become due on the Company's debt during the next twelve months. The Company does not have sufficient capital resources to fund its debt service and capital requirements for the next four quarters.

       Virtually all of the Company's capital expenditures during 1999 were related to additional equipment and tooling for the new manufacturing facility. As of November 30, 1999, the manufacturing facility was substantially complete with a total investment of $11.5 million. However, to finalize the process of producing all component parts in-house, the Company added a 2200 ton injection-molder, at a cost of $1.2 million in December 1999. Management anticipates additional capital expenditures of $1.0 million in FY 2000 to complete the final tooling requirements of the production process. The manufacturing facility includes equipment and tooling to allow the Company to produce parts used in its modular cooling towers which previously had been purchased from outside vendors. Management believes manufacturing these parts in-house can reduce product costs.

       The new manufacturing facility has been partially financed with a $4.4 million loan from the Oklahoma Industries Authority (the "OIA") and a portion of the proceeds of a private placement in 1997 of $6 million, 10% Convertible Subordinated Debentures (the "Debentures"). The industrial revenue bonds were issued by the OIA in October 1996. The bonds are payable in quarterly installments of principal and interest in the amount of approximately $157,000, with final payment due October 1, 2007. A debt service reserve fund of $157,000 was also set aside from the bond proceeds. The reserve fund was used to pay the October 1, 1999 principal and interest payment. This reserve fund was reestablished in November 1999. The OIA holds a mortgage on the Oklahoma City facility to collateralize the bond indebtedness. The balance outstanding was $3,705,000 at November 30, 1999.

       The Debentures were issued by the Company during the third quarter of 1997, providing net proceeds of approximately $5,467,000. The Debentures bear interest at 10 percent, which is payable semiannually, and mature on June 30, 2000. The principal balance of each Debenture is convertible into shares of common stock at a price of $8.75 per share at the option of each Debenture holder or at the option of the Company if the closing price of the common stock is at least 175% of the conversion price for 20 of 30 consecutive trading days and certain other conditions are satisfied. The Company is currently negotiating with Debenture holders to either convert the Debentures or extend the maturity date up to two years.

       In September 1997, the Company entered into a loan agreement with the City of Oklahoma City in the form of a HUD Section 108 loan in the amount of $1,250,000 for start-up expenses of the manufacturing facility and associated working capital requirements. As of November 30, 1999, all of these funds had been advanced to the Company and were outstanding. The loan bears interest at 5.5%. Principal and interest payments are due annually beginning August 1, 2000, in the amount of $140,000. An interest only payment is due each February 1 until maturity on August 1, 2008. The loan is collateralized by a second mortgage on the manufacturing facility.

       The Company has entered into an agreement with a lending institution for a total funding of $1,775,815 for equipment and tooling for the new manufacturing facility. Principal and interest, at 9.25%, is paid monthly with the final payment due in July 2004 and is collateralized by equipment. The outstanding balance at November 30, 1999, was $1,440,389. The Company is not in compliance with net worth requirements in the loan agreement and accordingly this debt is classified as current in the Company's financial statements.

       The Company has a line of credit at Chickasha Bank, secured by the Chickasha property, in the amount of $380,000 for short-term cash flow needs, of which $373,577 was outstanding at November 30, 1999. This line of credit matures December 6, 2000. In March 2000, the Company closed the sale of the Chickasha plant and the proceeds were used to pay off this loan.

       In April 1998, the Company finalized a $2,000,000 construction loan for the Oklahoma City office facility that cost approximately $2.4 million. This loan was converted to a permanent loan in June 1999 in the amount of $2,010,000. Initially, the loan bears interest at 8.25%. Principal and interest payments of $17,127 are due monthly. The note matures in June 2002. Also, in June 1999, a second mortgage in the amount of $253,000 was finalized. Initially, the loan bears interest at 8.25%. Principal and interest payments of $3,103 are due monthly. The note matures in June 2002. The interest rates on both of these notes are variable at Wall Street Journal prime rate plus .5%. The balances on the loans at November 30, 1999, are $1,993,232 and $246,087 respectively.

       In April 1999, the Company increased its line of credit with a financial institution from $4,000,000 to $6,500,000 for working capital requirements. Interest is payable monthly at a variable rate of 2.0% over national prime. This line of credit matures in June 2000. The agreement contains a financial covenant that provides for a minimum tangible net worth. At November 30, 1999, the Company was not in compliance with this covenant. This credit facility is collateralized by certain accounts/notes receivable, inventory and general intangibles and as of November 30, 1999, $6,304,748 was outstanding. Subsequent to year-end this note was reduced to $5,034,060 and the financial institution has indicated that it will not advance above this amount.

       In November 1999, the Company entered into a loan agreement with the City of Oklahoma City in the amount of $2,000,000 for working capital purposes. As of November 30, 1999, $1,150,000 of these funds had been advanced to the Company. The loan bears interest at 6%. An interest-only payment is due May 2, 2000. Remaining interest and principal is due at maturity on November 2, 2000.

       Total notes payable of $2,000,000 to a company were outstanding at November 30, 1999. These notes are secured by certain patents and bear interest ranging from 10.75% to 13% at November 30, 1999 and mature June 14, 2000.

       On December 29, 1995, Tower Tech entered into a joint venture agreement with J-Tech Enterprises, Inc. ("J-Tech") to form Tower Tech SE ("TTSE"). The original joint venture gave TTSE the sole and exclusive right to use certain Tower Tech technology in Alabama, Florida, and Georgia. On April 30, 1999, Tower Tech entered into an agreement and plan of dissolution to acquire J-Tech's interest and dissolve the joint venture. The aggregate purchase price of $430,677 was comprised of $100,000 in cash and $330,677 of net receivables owed to the Company by TTSE. Tower Tech also received all cash, accounts receivable, inventory, accounts payable, and other current liabilities of TTSE. The transaction resulted in goodwill to Tower Tech of $431,120 that will be amortized on a straight-line basis over its estimated useful life of twenty years.

       The Company does not have sufficient capital resources to fund its debt service and capital requirements for the next four quarters. Continued operating losses have increased the Company's funding requirements and require it to obtain additional capital. Accordingly, management is negotiating for increases in its credit facilities, as well as term extensions. The Company has also engaged an investment banker to seek additional sources of capital. There can be no assurances that management's or the investment banker's efforts will be successful.

Forward Looking Statements

       Statements of the Company's or management's intentions, beliefs, anticipations, expectations and similar expressions concerning future events contained in this report constitute "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995. As with any future event, there can be no assurance that the events described in forward looking statements made in this report will occur or that the results of future events will not vary materially from those described in the forward looking statements made in this report. Important factors that could cause the Company's actual performance and operating results to differ materially from the forward looking statements include, but are not limited to, changes in the general level of economic activity in both domestic and international markets served by the Company; competition in the cooling tower industry and the introduction of new products by competitors; delays in refining the Company's manufacturing and construction techniques; cost overruns on particular projects; availability of capital sufficient to support the Company's level of activity; and the ability of the Company to implement its business strategy, including timely and efficient production of its products and utilization of the new OKC plant and equipment.

Item 7.   Financial  Statements

         The financial statements required by this item begin at page F-1 of this report.

Item 8. Changes In and Disagreements With Accountants on Accountin and Financial Disclosure.

         None.


                                    PART III

Items 9 through 12 of Part III of this Form 10-KSB are incorporated by reference from the Company's proxy statement to be filed on or before March 30, 2000.

Item 13. Exhibits and Reports on Form 8-K

         a.     The following exhibits have been filed as part of this report:

  Exhibit No.      Description

     3.11          Amended and Restated  Certificate of  Incorporation  of Tower
                   Tech, Inc.

     3.21          Amended Bylaws of Tower Tech, Inc.

     3.31          Amendment to Bylaws

     4.17          Form of 10% Subordinated Convertible Debenture

     4.2           Omitted

     4.31          Form of Stock Certificate

     4.4           Omitted

     4.5           Omitted

     4.10          Omitted

     10.1-3 Promissory Note between Tower Tech, Inc., and Local Federal Bank, dated June 24, 1998.

     10.2-9 Loan Agreement between Tower Tech, Inc., and the City of Oklahoma City, dated September 8, 1997.

     10.3-9 Form of Deferral Agreement between Tower Tech, Inc., and Chickasha Bank & Trust, dated June 16, 1999.

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

     10.8-9 Promissory Note between Tower Tech, Inc., and Electrical Constructors, dated March 25, 1997, and amendment extending maturity date.

     10.9-11 Master Lease Agreement between Tower Tech, Inc. and HPM Corporation, dated June 16, 1999.

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

     10.14-1 Assignment by and between Harold D. Curtis, as Assignor, and Tower Tech, Inc., as Assignee

     10.15-1 Assignment of Invention Contained in PCT Application by and between Harold D. Curtis, as Assignor, and Tower Tech, Inc., as Assignee

     10.16-1 Assignment of Patent by and between Harold D. Curtis, as Assignor, and Tower Tech, Inc., as Assignee, of Patent No. 5,227,095

     10.17-4        1993 Stock Option Plan, as amended.


     10.18-11 Loan Agreement between Tower Tech, Inc. and People First Bank dated December 7, 1999.

     10.19-6 Water Line Agreement between the City of Oklahoma City and Tower Tech, Inc. dated November 1997.

     10.20-6 Master Security Agreement between CIT Group/Equipment Financing, Inc. and Tower Tech, Inc. dated October 31, 1997.

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

     10.28-10 License Agreement dated as of December 4, 1998 between the Company and Aggreko Inc.

     10.29-10 Supply Agreement dated as of December 4, 1998 between the Company and Aggreko Inc.

     10.30-5 Asset Purchase Agreement dated as of December 4, 1998 between the Company and Aggreko Inc.

     10.31-11 Agreement and Plan of Dissolution between the Company and J-Tech Enterprises dated April 30, 1999.

     10.32-11       Security   Agreement   between  Tower  Tech,  Inc.  and  HPM
                    Corporation dated June 16, 1999.

     10.33-12       Security   Agreement   between  Tower  Tech,  Inc.  and  HPM
                    Corporation dated November 30, 1999.

     10.34-12 Master Lease Agreement between Tower Tech, Inc. and U.S. Bancorp dated August 4, 1999.

     10.35-12 Lease Agreement between Tower Tech, Inc. and JACOM Leasing dated September 22, 1999.

     10.36-12 Secured Promissory Note between Tower Tech, Inc. and the City of Oklahoma City dated November 2, 1999.

     10.37-12 Mortgage between Tower Tech, Inc. and the City of Oklahoma City dated November 2, 1999.

     10.38-12 Loan Agreement between Tower Tech, Inc. and the City of Oklahoma City dated November 2, 1999.

     10.39-12 Security Agreement between Tower Tech, Inc. and the City of Oklahoma City dated November 2, 1999.

     21.1-12        Tower Tech, Inc. subsidiaries

     23.1-12        Consent of PricewaterhouseCoopers LLP



           1 Incorporated by reference from the same numbered exhibit to Registration Statement No. 33-69574-FW, as filed with the Commission on September 29, 1993, and as amended.

           2 Incorporated by reference from the same numbered exhibit t Form 10-QSB for the quarter ended May 31, 1998.

           3 Incorporated by reference from the same numbered xhibit to Form 10-QSB for the quarter ended August 31, 1998.

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

           1 Incorporated by reference from the same numbered exhibit to Form 8-K filed December 18, 1998.

           11 Incorporated by reference from the same numbered exhibit t 10-QSB for the quarter ended August 31, 1999.

           12     Filed herewith.

       b. The Company has not filed any reports on Form 8-K during the last quarter of 1999.

                                   SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TOWER TECH, INC.


                          By:      ss/HAROLD CURTIS

                                   Harold Curtis, Chief Executive Officer

       In accordance with the requirements of the Securities Exchange Act of 1934, this registration statement was signed by the following persons in the capacities and on the dates stated.

SIGNATURE                 TITLE                                           DATE

ss/HAROLD CURTIS          Chief Executive Officer Director        March 14, 2000
----------------
Harold Curtis             (Principal Executive Officer)

ss/ROBERT BRINK           President                               March 14, 2000
---------------
Robert Brink              (Principal Operating Officer)

ss/CHARLES D. WHITSITT    Chief Financial Officer                 March 14, 2000
----------------------
Charles D. Whitsitt       (Principal  Financial Officer and
                           Principal Accounting Officer)

ss/LINCOLN WHITAKER             Director                          March 14, 2000
-------------------
Lincoln E. Whitaker

ss/LEON POAG                    Director                          March 14, 2000
------------
Leon Poag

                                TOWER TECH, INC.

                              FINANCIAL STATEMENTS

                                      INDEX

                                                                            Page

Report of Independent Accountants                                            F-2



Financial Statements:

    Balance Sheets as of November 30, 1999 and 1998                          F-3


    Statements of Operations for the years ended
                  November 30, 1999 and 1998                                 F-5



    Statements of Stockholders' Equity (Deficit) for the years ended
                  November 30, 1999 and 1998                                 F-6



    Statements of Cash Flows for the years ended
                  November 30, 1999 and 1998                                 F-7



Notes to Financial Statements                                                F-9

Report of Independent Accountants

To the Board of Directors and Stockholders of Tower Tech, Inc.


In our opinion, the accompanying balance sheets and the related statements of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Tower Tech, Inc. (the "Company") at November 30, 1999 and 1998 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced recurring net losses and negative cash flow from operations in fiscal 1999 and 1998, has a working capital deficit of $14,623,196 at November 30, 1999 and is not in compliance with financial covenants contained in certain debt agreements. Included in the working capital deficit is the Company's operating line of credit ($6,304,748 outstanding at November 30, 1999) and $6,000,000 Convertible Subordinated Debentures, which come due in June 2000. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP
Oklahoma City, Oklahoma

March 7, 2000
                                       F-2

Tower Tech, Inc.

Balance Sheets

                                                        As of November 30,
                                                  1999                   1998
                                Assets


Current assets:
Cash                                        $    251,895             $    3,798
Accounts receivable, net of allowance
  of $800,000 and $275,000, respectively       2,794,116              4,678,685
Accounts receivable, affiliate                       -                  432,216
Notes receivable, current                      1,514,519                238,621
Receivables from officers and employees           60,806                 32,261
Costs in excess of billings and estimated
  earnings on uncompleted contracts               85,120                437,207
Inventory                                      7,447,926              5,468,702
Restricted assets                                157,613                158,794
Prepaid expenses                                 108,041                176,430
Deferred tax asset                                   -                2,674,530
                                            ------------            ------------
        Total current assets                  12,420,036             14,301,244

Property, plant and equipment,  net           18,506,712             16,630,165
Rental fleet, net                                    -                6,789,217
Patents, net                                     232,715                230,327
Goodwill, net of accumulated amortization
  of $11,614                                     421,165                    -
Notes receivable, non-current, net of
  unamortized discount of $19,833 and
  $39,669, respectively                          503,086                489,443
Other assets                                     379,588                616,335
                                           -------------          --------------
        Total assets                       $  32,463,302          $  39,056,731
                                           =============          ==============


The accompanying notes are an integral part of these financial statements.

Tower Tech, Inc.

                                                        As of November 30,
                                                     1999               1998


      Liabilities and Stockholders'Equity (Deficit) Current liabilities:

Current portion of long-term debt               $ 17,787,578       $ 11,029,319
Current portion of obligations under
   capital lease                                     231,620            166,683
Accounts payable                                   7,153,514          5,092,629
Book overdraft                                           -              235,319
Accrued liabilities                                1,069,897          1,030,692
Interest payable                                     505,315            501,530
Customer deposits                                    295,308            135,446
                                                  ----------         -----------
      Total current liabilities                   27,043,232         18,191,618
                                                  ----------         -----------
Deferred tax liability                                   -              359,422
                                                  ----------         -----------
Long-term debt, net of current portion             7,349,061         15,832,228
                                                  ----------         -----------
Obligations under capital lease, net
   of current portion                                615,728            154,751
                                                  ----------         -----------
Liability for equity share of investment                 -               78,946
                                                  ----------         -----------
Commitments and Contingencies
   (Notes 9, 10, 16 and 17)

Stockholders' equity (deficit):
Preferred stock, $.001 par value; 2,000,000
    shares authorized; no shares issued and
    outstanding at November 30, 1999 and 1998            -                  -

Common stock, $.001 par value; 10,000,000
    shares authorized; 3,576,311 outstanding
    at November 30, 1999 and 1998                      3,577              3,577

Capital in excess of par                           8,278,561          8,278,561

Accumulated deficit                              (10,826,857)        (3,842,372)
                                                 ------------        -----------

Total stockholders' equity (deficit)              (2,544,719)         4,439,766
                                                 ------------        -----------

Total liabilities and stockholders
     equity (deficit)                           $  32,463,302     $  39,056,731
                                                =============     ==============

The accompanying notes are an integral part of these financial statements.

Tower Tech Inc.
Statements of Operations

                                              For the years ended November 30,
                                                     1999              1998


Revenues:
Tower sales                                      $ 11,708,898       $ 9,235,101
Concrete tower construction                         1,220,050         5,716,664
Tower rentals                                          31,239         5,462,758
Other tower revenue                                 1,015,048           629,781
                                                 ------------       ------------

Total tower revenue                                13,975,235        21,044,304
                                                 ------------       ------------

Cost and expenses:
Cost of goods sold and constructed                 16,429,004        17,594,126
General and administrative                          2,869,824         3,033,369
Selling expenses                                    1,442,531         1,989,322
Research and development                            2,491,157         1,810,985
                                                 ------------       ------------

Total costs and expenses                           23,232,516        24,427,802
                                                 ------------       ------------

Loss from operations                               (9,257,281)       (3,383,498)
                                                 ------------       ------------

Other income (expense):
Interest, net                                      (2,088,917)         (899,066)
Miscellaneous                                         133,706            20,190
Gain on sale of property, equipment
    and rental fleet                                6,537,438               -
Income (loss) on investee company                      21,205           (78,946)
                                                 ------------        -----------

Total other income (expense)                        4,603,432          (957,822)
                                                 ------------        -----------

Loss before income taxes                           (4,653,849)       (4,341,320)

Income tax benefit (expense)                       (2,330,636)        1,670,088
                                                 ------------        -----------

Net loss                                         $ (6,984,485)     $ (2,671,232)
                                                 =============     =============

Weighted average shares outstanding - basic         3,576,311         3,556,010
                                                 =============     =============

Net loss per common share - basic                $      (1.95)     $      (0.75)
                                                 =============     =============

Weighted average shares outstanding - diluted       3,576,311         3,556,010
                                                 =============     =============

Net loss per common share - diluted              $      (1.95)      $     (0.75)
                                                 =============     =============

The accompanying notes are an integral part of these financial statements.

Tower Tech Inc.

Statements of Stockholders' Equity (Deficit)

                                                For the years ended November 30,

                                                     1999                1998


Common stock

------------
Balance at beginning of period                   $     3,577         $    3,527

Exercise of warrants                                     -                   50
                                                 -----------         -----------

Balance at end of period                               3,577              3,577
                                                 -----------         -----------

Capital in excess of par
------------------------
Balance at beginning of period                     8,278,561          8,066,403

Exercise of warrants                                     -              212,158
                                                 -----------         -----------

Balance at end of period                           8,278,561          8,278,561
                                                 -----------         -----------

Accumulated deficit:
-------------------
Balance at beginning of period                    (3,842,372)        (1,171,140)

Net loss                                          (6,984,485)        (2,671,232)
                                                 ------------        -----------

Balance at end of period                         (10,826,857)        (3,842,372)
                                                 ------------        -----------

     Total stockholders'equity (deficit)        $  2,544,719)      $  4,439,766
                                                =============      =============


The accompanying notes are an integral part of these financial statements.


Tower Tech Inc.
Statements of Cash Flows

                                                For the years ended November 30,


                                                    1999               1998
Cash flows from operating activities:

Net loss                                        $ (6,984,485)      $ (2,671,232)
Adjustments to reconcile net loss to
    net cash used in operating activities:
Depreciation and amortization                      1,239,047            971,390
Gain on sale of property, equipment
    and rental fleet                              (6,537,438)               -
Bad debt expense                                     596,057            546,125
Equity share of (income) loss of investee            (21,205)            78,946
Deferred income taxes                              2,330,636         (1,670,088)
Payments on trade note receivable                     60,459            199,932
Decrease in accounts receivable                    1,359,870            515,594
Decrease (increase) in accounts
   receivable, affiliate                              17,215           (104,921)
Decrease in costs in excess of billings              352,087            282,240
(Increase) decrease in receivables for
    officers and employees                           (28,545)            37,286
Increase in inventory                             (1,971,379)        (2,441,047)
Decrease (increase) in prepaid expenses               68,389            (47,156)
Decrease in other assets                             554,159            381,580
Increase in accounts payable                       2,057,708          2,831,400
Increase (decrease) in accounts
    payable, affiliate                                26,583            (10,577)
(Decrease) increase in accrued liabilities            (1,463)           612,644
Increase in customer deposits                        159,862             21,413
Decrease in income tax payable                           -              (29,101)
                                                  -----------        -----------

Net cash used in operating activities             (6,722,443)          (495,572
                                                  -----------        -----------

Cash flows from investing activities:

Cash paid for acquisition, net                       (99,096)               -
Purchase of property and equipment                (2,293,768)        (6,868,872)
Decrease in restricted assets                          1,181              1,673
Additions to rental fleet                                -           (5,012,935)
Increase in patent costs                             (18,753)           (32,011)
Proceeds from sale of rental operation            12,150,000                -
                                                  -----------        -----------

Net cash provided by (used in)
    investing activities                           9,739,564        (11,912,145)
                                                  -----------       ------------

Cash flows from financing activities:

proceeds from borrowings, net of costs             22,175,727         32,917,003
(Decrease) increase in book overdraft               (235,319)            41,320
Repayments of long-term debt and capital
   lease obligations                             (24,709,432)       (21,310,970)
Proceeds from exercise of warrants                       -              212,208
                                                 ------------       ------------

Net cash (used in) provided by financing
   activities                                     (2,769,024)        11,859,561
                                                  -----------       ------------

Net increase (decrease) in cash                      248,097           (548,156)

Cash at beginning of year                              3,798            551,954
                                                  -----------        -----------

Cash at end of year                               $  251,895         $    3,798
                                                  ===========        ===========

                                                                       continued

The accompanying notes are an integral part of these financial statements.

Tower Tech Inc.
Statements of Cash Flows, continued

                Supplemental Disclosure of Cash Flow Information

     Cash paid for interest during the years ended November 30, 1999 and 1998 was $2,207,944 and $1,831,306, respectively.

      Supplemental Schedule of Non-Cash Investing and Financing Activities

     The Company acquired certain property, plant and equipment under capital lease obligations of $736,533 and $176,358 for the years ended November 30, 1999 and 1998, respectively.

     The Company acquired certain real estate and improvements, and property, plant and equipment during 1999 and 1998 by executing notes payable in the aggregate amount of $42,176 and $418,658, respectively.

     In 1999, the Company sold its rental assets for $13,500,000, with $12,150,000 paid in cash and a note receivable for the remaining $1,350,000. See
Note 8.

     On April 30, 1999,  the Company  acquired Tower Tech  Southeast.  (See Note
13). In accordance with the agreement, Tower Tech received the following assets and assumed the following liabilities:

Cash                                           $           904
Accounts receivable                            $        71,358
Inventory                                      $         7,845
Accounts Payable                               $         3,177
Other current liabilities                      $        44,453



The accompanying notes are an integral part of these financial statements.

Tower Tech Inc.
Notes to Financial Statements

  1.   Summary of Significant Accounting Policies

       General

       Tower Tech, Inc. (the "Company") has been in the business of building, repairing and upgrading conventional water cooling towers since 1985. In 1991, the Company began developing a new line of modular water cooling towers made primarily of fiberglass ("TTMT Series"). In 1993, the Company began production of the TTMT Series cooling tower, which has been introduced into both the air conditioning and industrial segments of the cooling tower market. Compact design of the modules permits them to be factory assembled, inventoried for immediate shipment, easily transported and quickly installed. In 1995, the Company introduced a concrete water-cooling tower, which is constructed using the TTMT technology. The concrete towers, which are constructed using tilt-up concrete construction methods at the customer's location, are sold under fixed price contracts. In 1996, the Company began marketing its technology by entering into licensing agreements with international cooling tower companies. In 1998 and continuing into 1999, the Company redesigned its towers and changed the TTMT designation to "TTEF". Additionally, during this time, the Company began to manufacture substantially all component parts for its towers, which were previously purchased from outside suppliers.

       Revenue and cost recognition

       Revenue from tower sales is recognized as towers are shipped to customers.

       Revenues and costs under fixed price contracts for the construction of concrete towers are recognized on the percentage of completion method and are recorded based upon a ratio of costs incurred to date on the contract to total estimated costs. Contract costs include material, direct labor and other direct costs related to contract performance. Changes in job conditions, estimated profitability and final contract settlements may result in revisions to cost and income, and are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts, if any are made in the period in which such losses are determined.

       Rental towers were rented under short-term or month-to-month rental agreements and revenue was recognized when earned. See Note 8 - Sale of Rental Operations.

       Revenues from licensing agreements are recognized when a non-cancelable contract is signed specifying a fixed non-refundable fee, the related technology materials are delivered and the licensee has obtained government approval, when required. License fees are included in other operating revenue. The Company had no revenue from licensing agreements in 1999 and 1998.

Tower Tech Inc.

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

       Repairs and maintenance charges, which do not increase the useful lives of assets, are charged to expense as incurred.

       Interest costs incurred on borrowed funds during a period of construction are capitalized as a component of the costs of construction of qualifying assets.

       Patents

       Costs associated with obtaining patents are capitalized and amortized from the date granted over the life of the patents (17 years).

       Goodwill

       Goodwill represents the excess of cost over the fair value of tangible net assets acquired and is being amortized over 20 years, subject to impairment write-offs determined by underlying cash flows. Goodwill is periodically reviewed for impairment whenever facts and circumstances indicate that the carrying amount may not be recoverable.

       Debt issue costs

       Other assets relate primarily to costs associated with the issuance of debt obligations. Debt issue costs are being amortized over the life of the related debt obligations.

Tower Tech Inc.

       Warranty costs

       The Company's products are sold with various limited warranty terms. The Company provides, by a current charge to cost of goods sold, an amount it estimates will be needed to cover future warranty obligations for towers sold during the year. The estimated liability for warranty costs is included in accrued liabilities in the accompanying balance sheets.

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

       Fair value of financial instruments

       The Company's financial instruments consist primarily of cash and cash equivalents, restricted assets and debt instruments. Fair value estimates have been determined by the Company, using available market information and appropriate valuation methodologies. These estimates are subjective in nature, involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision.

Tower Tech Inc.

       Fair value of financial instruments, continued

       The carrying value of cash and cash equivalents and restricted assets is considered to be representative of their respective fair values, due to the short maturity of these instruments. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair market value of long-term debt and notes payable approximates their carrying value.

       Concentration of credit risk

       Financial instruments, which potentially subject the Company to credit risk, consist of cash and cash equivalents, accounts receivable and notes receivable, some of which are from international companies. The Company maintains its cash balances in high credit quality financial institutions. From time-to-time, the Company's cash and cash equivalents may exceed federally insured limits although management believes any possible credit risk is minimal.

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

2.     Going Concern and Management's Plans

       The Company has experienced recurring net losses in fiscal 1999 and 1998 of $6,984,485 and $2,671,232, respectively, has a working capital deficit of $14,623,196 at November 30, 1999 and is not in compliance with financial covenants contained in certain of its debt agreements. Additionally, as a result of unforeseen design and structural problems encountered with the Company's new design of cooling towers, the Company incurred significant warranty and research and development expenses, and production was ceased for 42 days during 1999. As a result of the liquidity problems caused by these factors, the Company has been unable to pay its materials suppliers when amounts become due. Consequently, several suppliers have sued the Company for nonpayment and others now require payment for materials on a cash in advance basis, which compounds the Company's cash flow problems. Included in the working capital deficit are significant amounts of debt, including the operating line of credit

Tower Tech Inc.

       ($6,304,748 outstanding at November 30, 1999) and $6,000,000 Convertible Subordinated Debentures, which come due through June 2000. Recent operating results bring into question whether such amounts can be paid in accordance with their terms or refinanced. These matters raise substantial doubt about the Company's ability to continue as a going concern.

       Management has developed a new business plan and strategy to address the Company's current financial situation and recent financial performance. The objective of the plan, if successfully implemented, is to restore liquidity, secure additional working capital, return the Company into compliance with debt covenants, restore financial strength and reduce debt.

       In February 2000, the Company presented a restructuring proposal to its trade creditors, debenture holders and other debt holders. The proposal asks for extensions of certain debt owed by the Company and for concessions from trade creditors, including deferral of amounts due. It is not yet known whether or not the Company's creditors will accept the proposal. The Company continues to negotiate with its lenders in an attempt to extend amounts due and waive noncompliance with financial covenants.

       The Company has retained an investment banker to review its financial alternatives and to seek additional sources of capital, which could include refinancing debt. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

3.     Contract Receivables

       Contract receivables consist of the following at November 30:

                                                       1999            1998

Completed contracts, including retainage          $   641,432   $     224,917

Contracts in progress:
Current accounts                                       51,175         612,330
Retainage                                              11,826         377,467
                                                  -----------    --------------

                                                  $   704,433    $  1,214,714
                                                  ===========    ==============

       Contract   receivables  are  included  in  accounts   receivable  in  the
accompanying balance sheets.

Tower Tech Inc.

4.   Costs in Excess of Billings and Estimated Earnings on Uncompleted Contracts

       The following is a summary of costs and estimated earnings on uncompleted projects at November 30:

                                                        1999            1998


Cost incurred on uncompleted projects              $  109,924      $  3,716,410
Estimated earnings                                     93,454           565,132
                                                   ----------      ------------

                                                      203,378         4,281,542
Less: Billings to date                               (118,258)       (3,844,335)
                                                   -----------     ------------

                                                    $  85,120      $    437,207
                                                   ===========     =============

  5.   Inventories

       Inventories consist of the following at November 30:

                                                       1999              1998


Raw materials                                $     5,617,180   $      4,234,498
Work in progress                                     548,254            731,992
Finished goods                                     1,282,492            502,212
                                             ---------------   -----------------

                                             $     7,447,926   $      5,468,702
                                             ===============   =================


Tower Tech Inc.

  6.   Restricted Assets

       Restricted assets consist of investments held by a trustee in connection with financing obtained to fund construction of the Company's new manufacturing and office facilities. See Note 9. Amounts required for obligations classified as current liabilities are reported in current assets. Investments are stated at cost, which approximates market. The composition of restricted assets at November 30, is set forth in the following table:

                                                        1999             1998


Under bond induenture agreements - held by trustee:

Cash and cash equivalents                           $     682        $    1,698
U.S. Treasury Notes                                   156,931           157,096
                                                    ----------       ----------

Total restricted assets                             $  157,613       $  158,794
                                                    ----------       ----------
                                                    ----------       ----------


  7.   Property, Plant and Equipment

       Following is a summary of property, plant and equipment at November 30:

                                                     1999              1998


Building and plant improvements                $   9,704,473     $   1,833,830
Shop equipment                                     4,725,481           781,607
Office furniture and equipment                       954,549           977,260
Molds and dies                                     3,123,003         1,436,062
Trucks and vehicles                                   35,357            30,180
Assets under capital lease                         1,511,670           732,993
Construction in progress                              12,467        11,297,609
Capitalized interest                               1,328,120         1,451,049
                                                ------------       ------------

                                                  21,395,120        18,540,590

Accumulated depreciation                          (2,634,670)       (1,718,212)
Accumulated depreciation, capital leases            (253,738)         (192,213)
                                                -------------      ------------

                                               $  18,506,712     $  16,630,165
                                            =================  =================


Tower Tech Inc.

       Depreciation of property, plant and equipment, and rental fleet was $1,023,625 and $718,201 for the years ended November 30, 1999 and 1998, respectively, of which $707,192 and $483,678 was included in costs of good sold and constructed.

  8.   Sale of Rental Operations

       In December 1998, the Company consummated the sale of its industrial cooling tower rental operations (the "Rental Operations") to Aggreko Inc. an unrelated party, for $13,500,000, with $12,150,000 paid in cash at closing and the remaining $1,350,000 paid by delivery of Aggreko Inc.'s promissory note (the "Note"). The Note bears interest at 1% above prime. The outstanding principal balance of the Note, together with accrued interest, was paid in December 1999. The assets sold included the modular cooling tower rental fleet, other rental fleet equipment, and certain assets used in the operation of the Rental Operations. Accordingly, the Company recorded a pre-tax gain of $6,688,670. Proceeds were used to reduce debt and for working capital.

       In connection with the sale of assets described above, Aggreko Inc. the Company, and Harold D. Curtis, the Company's Chief Executive Officer, entered into a Noncompetition Agreement. The Noncompetition Agreement generally prohibits the Company and Mr. Curtis from conducting any business in competition with the Rental Operations, as well as hiring certain of the Company's prior employees who worked in the Rental Operations.

       Additionally, in connection with the sale of assets described above, the Company and Aggreko Inc. entered into a License Agreement and a Supply Agreement. The License Agreement grants to Aggreko Inc. an exclusive license to use for a limited time period the patents trademarks, trade names and other proprietary rights related to the Rental Operations. The Supply Agreement describes the terms upon which the Company has agreed to sell to Aggreko Inc., and Aggreko Inc. has agreed to purchase from the Company, all modular cooling tower units and replacement parts necessary for future operations of the Rental Operations.

Tower Tech Inc.

  9.   Long-Term Debt

       The following is a summary of long-term debt at November 30:

                                                       1999             1998


10% Convertible Subordinated Debentures

("Debentures") as discussed below.                 $ 6,000,000      $ 6,000,000

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

certain restrictions.                                3,705,000        4,035,000

Notes payable to a company; principal payments of $1,500,000 and $500,000 due on June 14, 2000, interest at bank prime plus 3% (11.50% at November 30, 1999), and a fixed rate of 13%, respectively; collateralized by a first lien and right of assignment on

certain patents.                                     2,000,000        2,000,000

Line of credit with a bank for $400,000; monthly principal and interest payments of $5,000 with final payment due December 6, 2000; interest at a floating rate
(10% at November 30,

1999); collateralized by real estate.                  373,577          330,000

Note payable to a bank.                                    -             86,706

Note payable to a bank; semi-annual payments of principal and interest of $1,577 with final payment due September, 2000; interest at a floating rate (10% at November 30, 1999)

collateralized by real estate.                          52,612           62,944

Note payable to a lending  institution;  monthly principal and interest payments
of  $13,651   with  final   payment  due  July  9,  2004;   interest  at  9.25%;
collateralized by certain

equipment.                                           1,440,389        1,681,663

Notes payable to an institution; monthly principal and interest payments of $977, with final payment due November 4, 2017; interest at 7.72% collateralized by certain

improvements.                                          114,524          117,062

Construction loan payable to a bank of $2,000,000; monthly principal and interest payments of $17,127 with final payment due June 14, 2002; interest at bank prime plus .5% (9.00% at November 30, 1999); collateralized

by real estate.                                      1,993,232        1,069,813



Tower Tech Inc.

                                                      1999               1998


Line of credit with a bank.                             -             8,333,721

Note payable to a bank.                                 -               900,000

Note payable to an individual.                          -               500,000

Line of credit;  principal  due November  10,  2003,  interest at LIBOR plus .2%
(5.5125% at November 30, 1999); collateralized by real

estate.                                           1,250,000           1,250,000

Line of credit; principal due November 2, 2000, interest at 6% due May 2, 2000 and upon maturity; collateralized by real estate, accounts receivable and

inventory.                                        1,150,000                 -

Line of credit with a bank; principal due June 1, 2000, interest payable monthly at bank prime plus 2% (10.5% at November 30, 1999); collateralized by accounts receivable,

inventory and certain notes receivable.           6,304,748                 -

Various notes payable to financial
institutions; principal and interest due
monthly; collateralized by vehicles and
equipment.                                          752,557             494,638
                                                -------------       ------------
                                                 25,136,639          26,861,547

Current portion                                 (17,787,578)        (11,029,319)
                                                -------------       ------------

Long-term debt, net                            $  7,349,061       $  15,832,228
                                               =============      ==============


Principal amounts maturing on long-term debt for each year is as follows at November 30, 1999:


2000                             $     17,787,578
2001                                    1,039,980
2002                                    2,768,735
2003                                      624,255
2004                                      619,056
Thereafter                              2,297,035
                                 -----------------
                                  $    25,136,639

                                 =================


Tower Tech Inc.

       The Company issued the Debentures during the third quarter of 1997, yielding net proceeds of approximately $5,467,000. The Debentures bear interest at 10 percent, which is payable semiannually, and mature on June 10, 2000. The principal balance of each Debenture is convertible into shares of common stock at a price of $8.75 per share at the option of each Debenture holder or at the option of the Company if the closing price of the common stock is at least 175% of the conversion price for 20 of 30 consecutive trading days and certain other conditions are satisfied.

       Some of the debt agreements contain financial covenants such as maintaining minimum tangible net worth and subjective acceleration clauses. The Company was not in compliance with the financial covenants as of November 30, 1999 and therefore the entire amount of the debt in non compliance relating to such agreements has been classified as current. The Company has also classified all debt ($14,065) with subjective acceleration clauses in current portion of long-term debt.

10.Obligations under Capital Leases

       The Company leases certain equipment under capital lease agreements. The equipment leases have original terms ranging from 3 to 5 years. Most equipment leases have purchase options at the end of the original lease term. Future minimum payments by year and in the aggregate under noncancellable capital leases consist of the following at November 30, 1999:



                2000                          $ 264,047
                2001                            253,418
                2002                            227,745
                2003                            134,431
                2004                             86,336
                                           ------------------

Total minimum lease payments                    965,977
Amount representing interest                   (118,629)
                                           ------------------

Present value of net minimum lease payments     847,348

Current portion                                (231,620)
                                           ------------------
                                              $ 615,728

                                           ==================



Tower Tech Inc.

11.Retirement Plan

       Effective June 8, 1990, the Company implemented the Tower Tech, Inc., 401(k) Retirement Plan (the "Plan"), a voluntary, contributory 401(k) savings plan. The Plan currently permits employees of the Company to commence participation in the Plan as of the first January 1 or July 1 following the completion of twelve months of service and the attainment of 18 years of age. Participants may make tax-deferred contributions from their compensation during each year, subject to statutory limits imposed under Section 401(k) and other applicable sections of the Internal Revenue Code of 1986, as amended. The Plan provides for a discretionary matching contribution by the Company although none was made in 1999 and 1998. The matching contribution, if any, is allocated to participants based on a percentage of participant's eligible contributions compared to total eligible contributions. Eligible contributions are the participant's contributions not to exceed 6% of compensation.

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

12.Income Taxes

       The benefit (expense) provision for income taxes for the years ended November 30 are comprised of the following:

                                                    1999              1998


Current:
Federal                                        $         -       $         -
                                               --------------    ---------------

Deferred:
Federal                                            (1,998,023)        1,431,745
State                                                (332,613)          238,343
                                                --------------    --------------

Total deferred                                     (2,330,636)        1,670,088
                                                --------------    --------------

Income tax benefit (expense)                    $  (2,330,636)    $   1,670,088
                                               ===============    ==============


Tower Tech Inc.

       The following is a reconciliation of the statutory federal income tax rate to the Company's effective income tax rate:

                                                    1999            1998


Statutory federal income tax rate                    34 %            34%
Change in valuation allowance                       (87)             -
Other                                                 3               4
                                                  ---------        ---------

Effective income tax rate                           (50)%            38%
                                                  =========        =========


       Deferred tax liabilities and assets at November 30 are comprised of the following:

                                                     1999              1998


Deferred tax liabilities:
Depreciation                                     $    698,687       $   359,422
Workers' compensation                                     -              21,712
                                                  -----------       ------------

Total deferred tax liability                          698,687           381,134
                                                  -----------       ------------

Deferred tax assets:
Accounts receivable allowance                         317,280           109,065
Warranty reserve                                      237,960            79,320
Other                                                  39,660           120,313
Net operating loss carryforward                     4,186,238         2,387,544
                                                  -----------         ----------

Total deferred tax assets before valuation
    allowance                                       4,781,138         2,696,242

Valuation allowance for deferred tax assets        (4,082,451)              -
                                                  ------------      ------------

Total deferred tax asset                              698,687         2,696,242

Net deferred tax asset                           $        -       $   2,315,108
                                                 =============     =============



Tower Tech Inc.

       FAS 109 requires that the Company record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred income tax assets depends on the Company's ability to generate sufficient taxable income in the future. In the fourth quarter of fiscal 1999, management determined that, based on the Company's inability to generate taxable income in 1999 and 1998, it is more likely than not that the Company will not realize the net deferred tax assets. Therefore, the a valuation allowance was established against the net deferred tax asset.

       At November 30, 1999, the Company had a net operating  loss  carryforward
       (NOL) for regular tax purposes of approximately $10,500,000 expiring in 2009 to 2019. The ability of the Company to utilize the NOL carryforward to reduce future income taxes may be limited upon occurrence of certain capital stock transactions during any three-year period resulting in an aggregate ownership change of more than 50%.

13.    Related Party Transactions

       R&B Enterprises ("R&B"), an affiliate of Lincoln E. Whitaker who is a director of the Company, is an independent sales representative for the Company. As a sales representative, R&B purchases products from the Company for resale and sells products as an agent for the Company on a commission basis. During 1999 and 1998, R&B purchased $52,950 and $16,760, respectively, of products from the Company and earned $44,587 and $14,255 respectively, in commissions.

       On December 29, 1995, Tower Tech entered into a joint venture agreement with J-Tech Enterprises, Inc. ("J-Tech"), to form Tower Tech SE ("TTSE"). The original joint venture gave TTSE the sole and exclusive right to use certain Tower Tech technology in Alabama, Florida and Georgia. On April 30, 1999, Tower Tech entered into an agreement and plan of dissolution to acquire J-Tech's interest and dissolve the joint venture. The aggregate purchase price of $430,677 was comprised of $100,000 in cash and $330,677 of net receivables owed to the Company by TTSE. Tower Tech also received all cash, accounts receivable and inventory, and assumed accounts payable and other current liabilities of TTSE. The transaction resulted in $398,200, which is being amortized on a straight-line basis over 20 years.

Tower Tech Inc.

14.Net Earnings (Loss) Per Share

       Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128") requires presentation of "basic" and "diluted" earnings per share, as defined, on the face of the income statement for all entities with complex capital structures. Options and warrants to purchase 424,156 and 371,356 shares of common stock at a weighted average price of $6.84 and $6.93 were outstanding during the period ended November 30, 1999 and 1998, respectively, but were not included in the computation of diluted EPS because the effect of these outstanding options and warrants would be antidilutive.

15.Stockholders' Equity (Deficit)

       At November 30, 1999, and 1998, the Company had outstanding warrants and options allowing the holders to purchase a total of approximately 424,156 and 371,356 shares, respectively, of the Company's Common Stock at an average price of $6.84 and $6.93 per share, respectively, expiring at various periods through July 2007. These warrants and options were issued in conjunction with the initial public offering, various financing agreements with unrelated individuals and the Company's stock option plan (see Note 16). Warrants for 50,000 shares of common stock were exercised at an average exercise price of $4.50 during 1998. No options or warrants were exercised during 1999.

16.Stock Option Plan

       In October 1997, the Company amended the Tower Tech, Inc. 1993 Stock Option Plan (the "Plan"). Under the Plan, the Company is authorized to issue up to 500,000 shares of common stock pursuant to stock options. The Plan is administered by a committee consisting of at least two members of the Board of Directors who are not employees of the Company. The committee has not established a fixed formula for awarding options under the Plan. Options under the Plan can be in the form of incentive stock options or nonqualified stock options. The exercise price for nonqualified stock options issued under the Plan may be for more or less than the fair market value of the common stock at the time an option is granted. The exercise price for incentive stock options must be equal to the fair market value of the common stock at the time the options are granted. There have been no stock options issued with an exercise price less than the market price of common stock at the date of issuance. All stock options granted through 1999 have terms of ten years and vest incrementally 20% each year.

Tower Tech Inc.

       Vested options may be exercised after five years of employment or upon termination from the Company. The Company has elected to follow APB No. 25, Accounting for Stock Issued to Employees and related Interpretations in accounting for the Plan. Under APB No. 25, compensation expense is recognized for the difference between the option price and market value on the measurement date. No compensation expense has been recognized because the exercise price of the stock options equaled the market price of the underlying stock on the date of grant.

       In 1995, the FASB issued FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the Plan. Adoption of the cost recognition provisions of SFAS 123 is optional and the Company has elected not to adopt these provisions. However, the Company is required by SFAS 123 to provide the following pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS 123 with respect to the Plan.

       Pro forma information regarding net income and earnings per share is required by FAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of the Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 1999 and 1998:



 Assumption                                 1999          1998

Expected Term                               6.00          6.00
Expected Volatility                         45.88%        45.13%
Expected Dividend Yield                     0%            0%
Risk-Free Interest Rate                     N/A           5.50%


       The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Tower Tech Inc.

       The Company's pro forma information follows for November 30:

                                               1999               1998


Net loss as reported                     $   (6,984,485)    $    (2,671,232)
Pro Forma                                    (7,124,074)         (2,701,459)
Loss per share as reported                        (1.95)              (0.75)
Pro forma                                         (1.99)              (0.76)


       A summary of the status of the Company's stock options as of November 30, 1999 and November 30, 1998, and the changes during the years ending on those dates is presented below:

                   1999                           1998
-----------------------------------    -----------------------------

                         Weighted                      Weighted
        # Shares         Average       # Shares        Average
     of Underlying       Exercise     of Underlying    Exercise
        Options           Prices        Options         Prices
--------------------   ------------   --------------   --------------
         301,785        $  6.50        214,094        $  6.66
               -              -        124,700           6.25
               -              -              -              -
          (5,760)          6.25         29,329           6.61
          (5,440)          6.25          7,680           6.25
      ---------------               --------------
         312,985           6.49        301,785           6.50

     ================               ==============
         172,062           6.43        103,750           6.40


       The weighted-average fair value of options granted during the year ended November 30, 1998 was $2.72. No options were granted in 1999.

       The  following   table   summarizes   information   about  stock  options
       outstanding at November 30, 1999:


                          Options Outstanding           Options Exercisable

                   ----------------------------------  -------------------------

                   Number       Wgtd. Avg. Wgtd. Avg.   Number      Wgtd. Avg.
   Range of       Outstanding   Remaining   Exercise  Exercisable    Exercise
 Exercise Prices  at 11/30/99  Contr. Life   Price    at 11/30/99     Price
----------------  -----------  -----------  --------  -----------   -----------
$6.25 to $8.25      298,780       6.63       $6.36      166,380         $6.33
$9.00 to $10.00      14,205       7.64       $9.27        5,682         $9.27
---------------    ---------     ------      ------     --------       --------
$6.25 to $10.00     312,985       6.67       $6.49      172,062         $6.43
                  ==========                         ============


Tower Tech Inc.

17.      Commitments and Contingencies

       Included in cost of goods sold and constructed for the years ended November 30, 1999 and 1998 are $1,622,422 and $671,267, respectively, of expense to retrofit and service towers previously sold. The Company has recorded a liability for estimated warranty costs of $600,000 and $200,000 at November 30, 1999 and 1998, respectively. Management believes the warranty reserve is sufficient to cover future warranty costs.

       The Company is a defendant in a lawsuit filed December 14, 1999 which alleges that the Company, through one of its licensees, sold defective towers to the plaintiff and the Company refuses to correct the alleged defects. The plaintiff is seeking damages in excess of $3.5 million, plus continuing losses and punitive damages. The Company is vigorously defending the allegations and has filed an answer denying the plaintiff's claims. Since discovery has not been conducted on the case, a reasonable judgement cannot be made as to the likely outcome or estimated loss, if any, resulting from this case.

       In 1998, the Company entered into a settlement agreement in connection with litigation with a customer that required a final settlement payment of $100,000 on December 15, 1999. The Company is currently in default on the final payment. Under the terms of the settlement agreement, upon default, a consent judgement may be entered against the Company for $250,000. At November 30, 1999, the Company had $100,000 accrued and is currently negotiating with the plaintiff in settlement of the matter.

       The Company is a defendant in certain other litigation related primarily to default of payments on trade accounts and employment matters. Management is of the opinion that liabilities, if any, arising from these actions will not have a material effect on the Company's financial position.

18.Licensing Agreements

       The Company has entered into certain license agreements with various international cooling tower companies. The license agreements grant the licensees an exclusive, nontransferable right and license to manufacture, develop and promote cooling towers, using the Company's technology in specified regions, such as Mexico, India, South Africa and the Mediterranean area. Under the agreements, the Company earns an initial fixed, nonrefundable technology transfer fee upon delivery of the technology materials. No fees were earned during the year ended November 30, 1999 and 1998. Pursuant to certain agreements, the Company will earn continuing royalties for all Licensed Products promoted by the licensee, although no such royalties have been earned through November 30, 1999.

       The agreements with two international cooling tower companies give the Company an option to purchase 49% of a company set up to market cooling towers using the TTEF technology in specified regions. At November 30, 1999, the Company has not exercised these options.

Tower Tech Inc.

Notes to Financial Statements, continued

19.Subsequent Events

       Effective December 1999 the Company entered into a $1.1 million lease for equipment. The term of the lease is 36 months with monthly payments, beginning in December 1999, of $25,000. At the end of the lease term or any time during the lease, the Company can purchase the equipment for $516,097.

       In March 2000, Tower Tech sold the Chickasha manufacturing plant for $434,937, which resulted in a loss of approximately $144,000. The loss is included in the November 30, 1999 income statement in gain on sale of property, equipment and rental fleet.