Form 10QSB
period 2000-02-29
TOWER TECH INC
filed 2000-04-20
CIK 913034

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                For the quarterly period ended February 29, 2000

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

Common Stock      $.001 par value         3,576,311 shares as of April 14, 2000

Transitional Small Business Disclosure Format (check one): Yes _____   No   X
                                                                          -----

                                      INDEX

                                TOWER TECH, INC.

                                                                            Page

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

        Balance Sheet -- February 29, 2000                                  F-1

        Statements of Operations --Three months ended February 29,
          2000 and February 28, 1999                                        F-2

        Statements of Cash Flows --Three months ended February 29,
          2000 and February 28, 1999                                        F-3

        Notes to Financial Statements -- February 29, 2000                  F-4


Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          3

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K                                     11

Signatures                                                                   16

                                TOWER TECH, INC.

                            BALANCE SHEET (UNAUDITED)


                                                February 29, 2000
Assets
Current assets:

  Cash                                            $    139,307
  Accounts receivable, net of allowance
      for doubtful accounts of $799,700              2,787,610
  Receivables from officers and employees              149,590
  Notes receivable, current                            186,158
  Inventory                                          7,673,530
  Restricted assets                                    157,595
  Prepaid expenses                                     140,314
                                                  --------------

      Total current assets                          11,234,104

Property, plant and equipment, net                  19,516,016
Patents, net                                           229,675
Goodwill, net                                          414,672
Notes receivable, non-current, net of
  unamortized discount of $14,874                      424,011
Other assets                                           317,505
                                                  --------------

        Total assets                               $32,135,983
                                                   ===========

Liabilities and Stockholders' Equity
Current liabilities:

    Current maturities of long-term debt          $ 17,319,017
    Current maturities of obligations
      under capital lease                              423,474
    Accounts payable                                 7,067,920
    Billings in excess of costs and estimated
      earnings on uncompleted contracts                299,370
    Accrued liabilities                              1,042,253
    Interest payable                                   528,133
    Customer deposits                                  590,540
                                                  ---------------

        Total current liabilities                   27,270,707
                                                   -------------

Long-term debt, net                                  7,228,663
                                                  --------------
Obligations under capital lease                      1,583,525
                                                  --------------
Stockholders' equity:
    Common stock, $.001 par value; 10,000,000
       shares authorized; 3,576,311 shares
       issued and outstanding                            3,577
    Capital in excess of par                         8,278,561
    Deficit                                        (12,229,050)
                                                   ------------

    Total stockholders' equity                      (3,946,912)
                                                   -------------

    Total liabilities and stockholders' equity      $32,135,983
                                                    ===========


   The accompanying notes are an integral part of these financial statements.

                                Tower Tech, Inc.

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                     Three Months Ended
                                               February 29         February 28,

                                                   2000                 1999
Sales and other operating revenue:

    Tower sales                              $ 2,657,605            $ 3,752,423
    Concrete tower construction                  302,798                265,608
    Tower rentals                                -                       31,239
    Other tower revenue                           62,078                285,832
                                            -------------         --------------

        Total tower revenue                    3,022,481              4,335,102

    Other operating revenue                       64,079                   -
                                            --------------        --------------

        Total revenue                          3,086,560              4,335,102
                                             ------------          -------------

Costs and expenses:
    Cost of goods sold and constructed         3,057,098              4,486,630
    General and administrative                   446,160                490,382
    Selling expenses                             217,416                363,473
    Research and development                      76,122                445,897
                                            -------------         --------------

        Total cost and expenses                3,796,796              5,786,382
                                            ------------          -------------

        Loss from operations                    (710,236)            (1,451,280)
                                            ------------          --------------

Other income (expense):
    Interest                                    (691,955)              (506,696)
    Gain on sale of rental operation                -                 6,688,670
    Equity share of income before taxes
       of investee company                          -                   21,205
    Miscellaneous                                   -                   45,450
                                            --------------         -------------

        Total other income (expense)            (691,955)             6,248,629
                                             ------------           ------------

(Loss) income before taxes                    (1,402,191)             4,797,349

Income tax expense                             -                     (1,918,940)
                                             ------------          -------------

Net (income) income                         $ (1,402,191)          $  2,878,409
                                             -------------          ------------

Weighted average shares outstanding - basic    3,576,311              3,576,311
                                            =============           ============

Net (loss) income per common share - basic  $      (.39)           $        .81
                                            ==============          ============

Weighted average shares outstanding -
 diluted                                       3,576,311              3,576,311
                                             =============         =============

Net (loss) income per common share -
 diluted                                    $       (.39)          $        .81
                                            ===============        =============

   The accompanying notes are an integral part of these financial statements.

                                TOWER TECH, INC.

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                  Three Months Ended
                                           February 29,            February 28,
                                               2000                     1999

Cash flows from operating activities:
  Net (loss) income                         $ (1,402,191)         $  2,878,409
Adjustments to reconcile net (loss) income
  to net cash used by operating activities:
    Depreciation and amortization                339,467                271,689
    Gain on sale of rental operations              -                 (6,688,670)
    Equity share of loss of investee               -                    (21,205)
    Decrease in deferred taxes                     -                  1,905,126
    (Increase) decrease in accounts receivable   (82,279)               196,539
    Decrease in trade notes receivable            57,436                  -
    Increase in accounts receivable, affiliate      -                  (538,053)
    Decrease in cost in excess of billings        85,120                340,162
    Increase in inventory                       (225,604)              (268,931)
    Increase in prepaid expenses                 (32,273)               (72,478)
    Decrease in other assets                      29,811                 67,693
    Decrease in accounts payable                 (85,594)            (1,206,845)
    Increase in accounts payable, affiliate        -                      7,675
    Increase in billings in excess of costs      299,370                   -
    Decrease in interest payable and
      accrued liabilities                         (4,826)              (528,201)
    Increase (decrease) in deposits              295,232               (123,375)
                                                ---------              ---------

Net cash used in operating activities           (726,331)            (3,780,465)
                                               ----------            -----------

Cash flows from investing activities:

    Purchase of property and equipment           (33,997)            (1,055,216)
    Decrease in restricted assets                     18                    598
    Purchase of patents                          (20,811)                (1,373)
    Proceeds from sale of rental operations     -                    12,150,000
    Payment of note receivable from sale of
      rental operation                         1,350,000                  -
                                              ------------           -----------

Net cash provided from investing activities    1,295,210             11,094,009
                                              -----------            -----------

Cash flows from financing activities:

    Proceeds from borrowings                     961,281              9,662,072
    Repayments of long-term debt
        and capital lease obligations         (1,642,748)           (15,715,363)
    Decrease in book overdraft                     -                   (235,319)
                                             ------------           ------------

Net cash used by financing activities           (681,467)            (6,288,610)
                                             ------------           ------------

Net (decrease) increase in cash                 (112,588)             1,024,934

Cash at beginning of period                      251,895                  3,798
                                             ------------           ------------

Cash at end of period                      $     139,307          $   1,028,732
                                            =============          =============


   The accompanying notes are an integral part of these financial statements.

                                TOWER TECH, INC.

      SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

        During the first quarter of fiscal 2000, the Company acquired equipment of $1,219,840 with the execution of capital lease agreements.

   The accompanying notes are an integral part of these financial statements.

                                TOWER TECH, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.    Interim Financial Statements

      The balance sheet as of February 29, 2000, and the related statements of operations for the three month period ended February 29, 2000 and 1999 and the statements of cash flows for the three month period ended February 29, 2000 and 1999 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

      These financial statements and notes are presented as permitted by Form 10-QSB and should be read in conjunction with the Company's financial statements and notes included in the annual report on Form 10-KSB.

2.    Earnings Per Share

      The Company has adopted FAS 128. FAS 128 requires a reconciliation of the numerators and denominators of the basic and diluted EPS computations. Options to purchase 424,156 and 354,584 shares of common stock at weighted average prices of $6.84 and $6.46 were outstanding during the three month period ended February 29, 2000 and 1999 respectively, but were not included in the computation of diluted EPS because the effect of these outstanding options would be antidilutive.

3.    Sale of Rental Operations

      In December 1998, the Company consummated the sale of its industrial cooling tower rental operations (the "Rental Operations") to Aggreko Inc., an unrelated party, for $13,500,000, with $12,150,000 paid in cash at closing and the remaining $1,350,000 paid by delivery of Aggreko Inc.'s promissory note (the "Note"). The Note bears interest at 1% above prime. The outstanding principal balance of the Note, together with accrued interest, was due and paid in December 1999. The assets sold included the modular cooling tower rental fleet, other rental fleet equipment, and certain assets used in the operation of the Rental Operations. Accordingly, the Company recorded a pre-tax gain of $6,688,670 for the three months ended February 29, 2000. Proceeds were used to reduce debt and for working capital.

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

                                TOWER TECH, INC.

4.       Debt

      On April 3, 2000, the Company entered into a loan modification agreement regarding its $6.5 million line of credit with a financial institution. The agreement waived the Company's past noncompliance with the original loan agreement, reduced the maximum borrowing to $5,088,160 and reduced the minimum tangible net worth requirement to $1.4 million. Additionally, the maturity date was extended to June 1, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

       The following discussion should be read in conjunction with the Company's financial statements and the related notes thereto.

       The Company began the extensive effort of introducing new technology to the cooling tower industry in 1991. From 1991 through 1999, the Company has focused significant efforts on research and development. As the Company's technology evolved, the market's acceptance of its factory-assembled and field-erected lines of cooling towers accelerated. To date, the Company and its international licensees have sold approximately $100,000,000 of products containing the Company's technology. Now that the Company's research and development stage is substantially completed, management is optimistic that the Company's technology will continue to gain acceptance in international markets and that domestic market share will increase going forward. Currently, the Company's estimated sales backlog is over $9.5 million, compared to $7.6 million in the prior year at this time. Financial stability and sufficient cash flow are key to continuing this positive trend in sales orders.

       Although the Company has seen market acceptance of its technology, past extensive investment in research and development has limited operating capital and cash reserves. Several setbacks have exerted tremendous financial strain on the Company:

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

o The Company's new Oklahoma City manufacturing plant was put into production at the beginning of 1999. At that time, the Company began shipping the first factory-assembled cooling towers of the new design. From February 1999 to May 1999, the Company shipped approximately 145 TTEF Series cooling towers with all in-house extruded wall panels. When put into service, a number of these units contained unforeseen design or quality defects that caused water leaks, and the larger size units had an additional undetected structural deficiency. To effect permanent solutions to these problems, the Company ceased its assembly operations for forty-two days during the third quarter 1999 so extrusion and injection molding tools could be modified. As a result, fiscal 1999 and first quarter 2000 tower sales were negatively impacted. Additionally, fiscal 1999 cost of goods sold (including warranty expense), and research and development costs were also negatively impacted. Management believes that these design deficiencies have been corrected.

       Losses resulting from the foregoing business setbacks have reduced equity and have negatively impacted cash flow. The Company had a $14.9 million deficit in working capital at February 29, 2000. As a result, the Company is presently not in compliance with the net worth covenants in some of its loan agreements. However, in April 2000, the Company modified the loan agreement for its operating line of credit and is in compliance with the net worth covenant in that agreement. The Company is also unable to pay past-due balances owed to materials suppliers, and consequently is now required to pay for new materials on a cash-in-advance-basis, which compounds cash flow problems.

       The Company has been able to make payments due on secured credit obligations and its convertible subordinate debentures. However, the Company has significant amounts of debt, including its operating line of credit ($5,026,945 outstanding at February 29, 2000) and $6,000,000 of the convertible subordinate debentures, which are due through June 2000. Currently, the Company does not have sufficient cash flow to satisfy these obligations.

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

       The plan consists of several phases. The objective of the initial phase is to resuscitate what then was a failing enterprise and to lead it to a position of relative stability from which a long-range plan can be launched. The initial phase consists of the following steps:

o Sales orders need to be rekindled and average $400,000 or more per week. This goal was substantially met in the period from September 15, 1999 to February 29, 2000. Sales orders fell off somewhat during the holiday season as is typical for that time of year, and they have begun increasing again since early February 2000.

o Trade creditors need to give temporary forbearance and agree to supply materials on a cash-in-advance basis. A few trade creditors, most having little prospects for ongoing business with the Company, have filed suit for payment. The remaining trade creditors have shown tremendous patience and forbearance. Still, the cash-in-advance arrangements have exerted tremendous pressure on cash flow.

o The Company needed its primary lender to temporarily waive the breach of net worth covenant in its loan agreement. This was accomplished in April 2000 with a loan modification agreement.

o          The Company needed to obtain working capital of at least  $1,500,000.
           A $2,000,000 loan was obtained from the City of Oklahoma City in November 1999. Virtually all of the loan proceeds were used to make payments due on secured obligations, for materials and labor to manufacture cooling towers, and for overhead expenses.

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

           The objectives of the second phase are to:
o          Restore liquidity.
o Secure additional working capital, or a suitable combination of working capital and credit guarantees, so the Company can move away from cash-in-advance purchasing arrangements.
o          Return to compliance  with net worth covenants in loan  agreements.
o          Restore financial strength needed to win large cooling tower projects
o Reduce debt and increase equity, including conversion of the Debentures and/or extension of maturity dates on debt agreements.

       A small, private investor group has expressed a willingness to purchase $900,000 of the Company's common stock. Further, in consideration of the Company's agreement to issue stock warrants, the investor group has agreed to provide credit guarantees for a period of up to two (2) years. The investor group's commitments are contingent upon certain concessions from the unsecured creditors including a deferral of up to two years in maturity of amounts due to unsecured creditors, and amendment of the net worth covenants in the loan agreements. The Company has not yet been able to satisfy all these conditions. An investment by the group, coupled with the recovery steps described above, will be a first step to restoring the Company financially. In addition, the Company hopes the investment will increase customer and distributor confidence resulting in increased sales. The Company believes this new investment, coupled with the forbearance of its current creditors, will increase the Company's ability to raise additional working capital. However, there can be no assurance that these objectives will be accomplished, including being able to meet the Company's current debt obligations.

Results of Operations

 Three Months Ended February 29, 2000 Compared to Three Months Ended February 28, 1999


         For the three months ended February 29, 2000, total tower revenues decreased to $3,022,481 from $4,335,102 for the comparable period in the prior year. During the current three month period, 88 percent of total tower revenue was derived from sales of 75 modular fiberglass cooling towers; 10 percent of total tower revenue was derived from design and construction of the TTCT Series concrete cooling towers; and 2 percent of total tower revenue was derived from other tower revenue. In the comparable three month period ended February 28, 1999, 86 percent of total tower revenue was derived from sales of 122 modular cooling towers; 6 percent of total tower revenue was derived from design and construction of the TTCT series concrete towers; 1 percent of total tower revenue was derived from rental of modular cooling towers; and 7 percent of total tower revenues were derived from other tower revenue. The decrease in tower sales revenue for the three months ended February 29, 2000 is due to the decrease in the quantity of units sold. The increase in concrete revenues is due to the increase in the number and size of jobs completed and in process. Other tower revenue is down from the previous year due to decreased sales of proprietary parts to international licenses combined with a decrease in service sales.

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

       The Company's cost of goods sold and constructed for the three months ended February 29, 2000 was $3,057,098, or 101 percent of total tower revenue as compared to $4,486,630, or 103 percent during the comparable period in 1999. Overall margin in the factory-assembled cooling tower line was impacted by the decrease in the number of units sold for the three months ended February 29, 2000 compared to the three months ended February 28, 1999. Included in cost of goods sold for the three month period ended February 29, 2000 is $135,566 to retrofit and service towers previously sold. This compares to three month retrofit and warranty costs of $147,585 during the same period in 1999. The balance in the accrual to cover estimated future costs to retrofit and service towers previously sold is $485,000 at February 29, 2000.

       The three-month period ended February 29, 2000 reflected a decrease in general and administrative expenses from $490,382 in 1999 to $446,160 in 2000. The decrease is due mainly to the reduction in salaries through staff and wage reductions. Selling expenses decreased from $363,473 to $217,416. The decrease is also due mainly to a reduction in salaries through staff and wage reductions. Research and development expenses decreased from $445,897 in 1999 to $76,122 in 2000. A significant portion of the decrease is related to the completion of the redesign of the TTMT Series tower to the TTEF Series tower. With the redesign of the tower and with manufacturing of component parts in-house, management believes that the Company will be able to reduce future production costs. Although the Company has no research and development budget, such future quarterly costs are anticipated to be comparable to those incurred in the three months ended February 29, 2000.

         Interest expense increased from $506,696 to $691,955 primarily due to the increase in total debt.

         The Company recognized an income tax expense of $1,918,940 for the three months ended February 28, 1999, compared to no income tax benefit for the comparable period in 2000. FAS 109 requires that the Company record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred income tax assets depends on the Company's ability to generate sufficient taxable income in the future. The sale of the Rental Operations in the first quarter of 1999 allowed the Company to conclude that the deferred tax assets at November 30, 1998 and the first three quarters of 1999 were realizable. The severity of the design flaws and resultant difficulties discussed above have caused management to believe that a full valuation allowance is required at November 30, 1999, and February 29, 2000. Management has determined that based on the Company's inability to generate taxable income in the last two years (1999 and 1998), and for the first three months

     FY 2000, it is more likely than not the Company will not realize the net deferred tax assets at November 30, 1999 and February 29, 2000. Therefore, a valuation allowance in the amount of $4,082,451 was established in the fourth quarter of 1999. The Company has a net operating loss carryforward of $10,500,000 expiring 2009 to 2019.

         Currently, the Company's estimated backlog is over $9.5 million, and includes one contract for TTCT Series modular concrete cooling tower totaling $.70 million. This contract is scheduled for completion in the second quarter of 2000. Estimated backlog for the TTEF Series modular cooling towers is over $6.8 million. Over $6 million is scheduled for delivery in second quarter, with the balance to deliver in third quarter of FY 2000. With this backlog and other projected orders to be received and delivered in the second quarter of FY 2000, the Company is cautiously optimistic that it will return to profitability for the three months ended May 31, 2000.

Liquidity and Capital Resources

           At February 29, 2000, the Company had a working capital deficit of $16,036,603 as compared to a working capital deficit of $14,623,196 at November 30, 1999. The Company's cash flow provided by (used in) its operating, investing and financing activities during the three months ended February 29 and 28, 2000 and 1999 are as follows:

                                        2000                     1999
                                        ----                     ----
Operating activities                ($  726,331)          ($  3,780,465)
Investing activities                 $1,295,210             $11,094,009
Financing activities                ($  681,467)          ($  6,288,610)


            The Company's capital requirements for its continuing operations consist of its general working capital needs, scheduled payments on its debt obligations and capital expenditures. The Company tries to minimize its inventory of component parts, although minimum order requirements of some suppliers can cause inventory levels to fluctuate significantly from period to period. Although bringing the manufacturing processes in-house has taken over a year longer than expected and has cost substantially more than anticipated, management believes that it will enable the Company to better manage inventory levels and reduce costs. However, fluctuations in inventory levels are still expected due to the size of planned production runs of components. Management also attempts to manage accounts receivable to increase cash flow, but it is anticipated that accounts receivable will increase as sales increase. Other significant variances in working capital items can also be expected. Also, the Company's concrete construction projects will have an effect on working capital requirements. At February 29, 2000, billings in excess of costs and estimated earnings on uncompleted contracts were $299,370 as compared to costs and estimated earnings in excess of billings on uncompleted contracts of $85,120 at November 30, 1999. Normally, concrete construction projects provide for progress payments of the contract price with a retainage of 10 to 15 percent payable after completion of the project.

       Scheduled principal payments on capital leases will total $423,474 over the next twelve months. In addition, $17,319,017 of principal payments will become due on the Company's debt during the next twelve months. The Company does not have sufficient capital resources to fund its debt service and capital requirements for the next four quarters.

       Virtually all of the Company's capital expenditures during the three months ended February 29, 2000 were related to additional equipment and tooling for the new manufacturing facility. As of November 30, 1999, the manufacturing facility was substantially complete with a total investment of $11.5 million. However, to finalize the process of producing all component parts in-house, the Company acquired through a capital lease a 2200 ton injection-molder, at a cost of $1.2 million in

December 1999. Management anticipates additional capital expenditures of $1.0 million in FY 2000 to complete the final tooling requirements of the production process. The manufacturing facility includes equipment and tooling to allow the Company to produce parts used in its modular cooling towers which previously had been purchased from outside vendors. Management believes manufacturing these parts in-house can reduce product costs.

       The new manufacturing facility has been partially financed with a $4.4 million loan from the Oklahoma Industries Authority (the "OIA") and a portion of the proceeds of a private placement in 1997 of $6 million, 10% Convertible Subordinated Debentures (the "Debentures"). The industrial revenue bonds were issued by the OIA in October 1996. The bonds are payable in quarterly installments of principal and interest in the amount of approximately $157,000, with final payment due October 1, 2007. A debt service reserve fund of $157,000 was also set aside from the bond proceeds. The reserve fund was used to pay the April 1, 2000 principal and interest payment. The OIA holds a mortgage on the Oklahoma City facility to collateralize the bond indebtedness. The balance outstanding was $3,620,000 at February 29, 2000.

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

       In September 1997, the Company entered into a loan agreement with the City of Oklahoma City in the form of a HUD Section 108 loan in the amount of $1,250,000 for start-up expenses of the manufacturing facility and associated working capital requirements. As of February 29, 2000, all of these funds had been advanced to the Company and were outstanding. The loan bears interest at 5.5%. Principal and interest payments are due annually beginning August 1, 2000, in the amount of $140,000. An interest only payment is due each February 1 until maturity on August 1, 2008. The loan is collateralized by a second mortgage on the manufacturing facility.

       The Company has entered into an agreement with a lending institution for a total funding of $1,775,815 for equipment and tooling for the new manufacturing facility. Principal and interest, at 9.25%, is paid monthly with the final payment due in July 2004 and is collateralized by equipment. The outstanding balance at February 29, 2000, was $1,419,261. The Company is not in compliance with net worth requirements in the loan agreement and accordingly this debt is classified as current in the Company's financial statements.

       The Company has a line of credit at Chickasha Bank, secured by the Chickasha property, in the amount of $380,000 for short-term cash flow needs, of which $373,577 was outstanding at February 29, 2000. In March 2000, the Company closed the sale of the Chickasha plant and the proceeds were used to pay off this loan.

       In April 1998, the Company finalized a $2,000,000 construction loan for the Oklahoma City office facility that cost approximately $2.4 million. This loan was converted to a first mortgage loan in June 1999 in the amount of $2,010,000. Initially, the loan bears interest at 8.25%. Principal and interest payments of $17,127 are due monthly. The note matures in June 2002. Also, in June 1999, a second mortgage in the amount of $253,000 was finalized. Initially, the loan bears interest at 8.25%. Principal and interest payments of $3,103 are due monthly. The note matures in

June 2002. The interest rates on both of these notes are variable at Wall Street Journal prime rate plus .5%. The balances on the loans at February 29, 2000, are $1,986,363 and $243,255 respectively.

       In April 1999, the Company increased its line of credit with a financial institution from $4,000,000 to $6,500,000 for working capital requirements. Interest is payable monthly at a variable rate of 2.0% over national prime. This line of credit matures in June 2000. The agreement contains a financial covenant that provides for a minimum tangible net worth. At February 29, 2000, the Company was not in compliance with this covenant. However, in April 2000, the loan agreement was modified and reduced the net worth requirement, among other things, which brings the Company into compliance. The loan modification agreement also reduced the line to a maximum of $5,088,160. This credit facility is collateralized by certain accounts/notes receivable, inventory and general intangibles and as of February 29, 2000, $5,026,945 was outstanding.

       In November 1999, the Company entered into a loan agreement with the City of Oklahoma City in the amount of $2,000,000 for working capital purposes. As of February 29, 2000, $2,000,000 of these funds had been advanced to the Company. The loan bears interest at 6%. An interest-only payment is due May 2, 2000. Remaining interest and principal is due at maturity on November 2, 2000. This note is collateralized by accounts receivable, inventory and a mortgage on the Oklahoma City plant facility.

       Total notes payable of $2,000,000 to a company were outstanding at February 29, 2000. These notes are secured by certain patents and bear interest ranging from 10.75% to 13% at February 29, 2000 and mature June 14, 2000.

       On December 29, 1995, Tower Tech entered into a joint venture agreement with J-Tech Enterprises, Inc. ("J-Tech") to form Tower Tech SE ("TTSE"). The original joint venture gave TTSE the sole and exclusive right to use certain Tower Tech technology in Alabama, Florida, and Georgia. On April 30, 1999, Tower Tech entered into an agreement and plan of dissolution to acquire J-Tech's interest and dissolve the joint venture. The aggregate purchase price of $430,677 was comprised of $100,000 in cash and $330,677 of net receivables owed to the Company by TTSE. Tower Tech also received all cash, accounts receivable, inventory, accounts payable, and other current liabilities of TTSE. The transaction resulted in goodwill to Tower Tech of $431,120 that is being amortized on a straight-line basis over its estimated useful life of twenty years.

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

Part 2.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

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

     10.36-12 Secured Promissory Note between Tower Tech, Inc. and the City of Oklahoma City dated November 2, 1999.

     10.37-12 Mortgage between Tower Tech, Inc. and the City of Oklahoma City dated November 2, 1999.

     10.38-12 Loan Agreement between Tower Tech, Inc. and the City of Oklahoma City dated November 2, 1999.

     10.39-12 Security Agreement between Tower Tech, Inc. and the City of Oklahoma City dated November 2, 1999.

     10.40-13 Loan Modification Agreement between Tower Tech, Inc. and People First Bank dated April 3, 2000.



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

           5 Incorporated by reference from exhibit number 99.1 to Form 8-K filed December 18, 1998.

           6 Incorporated by reference from the same numbered exhibit to Form 10-KSB for the year ended November 30,1997.

           7 Incorporated by reference from the same numbered exhibit to Form 10-QSB for the quarter ended May 31,1997.

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

           11 Incorporated by reference from the same numbered exhibit to 10-QSB for the quarter ended August 31, 1999.

           12 Incorporated by reference from the same numbered exhibit to 10-KSB for the year ended November 30, 1999.

           13     Filed herewith.

       b. The Company has not filed any reports on Form 8-K during the quarter for which this report is filed.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                TOWER TECH, INC.

                                  (Registrant)

Date:  April 18, 2000              ss/HAROLD CURTIS
                                   ----------------
                                   Harold Curtis, Chief Executive Officer

Date: April 18, 2000               ss/ROBERT BRINK
                                   ---------------
                                   Robert Brink, President

Date: April 18, 2000               ss/CHARLES D. WHITSITT
                                   ----------------------
                                   Charles D. Whitsitt, Chief Financial Officer