Form 10QSB
period 2000-05-31
TOWER TECH INC
filed 2000-07-17
CIK 913034

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the quarterly period ended May 31, 2000

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the transition period from ...............

                         Commission file number 1-12556


                                TOWER TECH, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Oklahoma                                             73-1210013
         --------                                             ----------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                            Identification No.)


 11935 South I-44 Service Road, Oklahoma City, Oklahoma          73173
 ------------------------------------------------------        ----------
       (Address of principal executive offices)                (Zip Code)


         Issuer's telephone number 405/290-7788


         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

Common Stock   $.001 par value           3,576,311 shares as of July 14, 2000


Transitional Small Business Disclosure Format (check one): Yes          No   X
                                                               -----       -----


================================================================================

                                      INDEX

                                TOWER TECH, INC.



                                                                                    Page
                                                                                    ----
Part I.    Financial Information

Item 1.    Financial Statements (Unaudited)

           Balance Sheet - May 31, 2000                                              F-1

           Statements of Operations - Three months ended May 31, 2000 and 1999       F-2
                                      Six months ended May 31, 2000 and 1999         F-3

           Statements of Cash Flows - Six months ended May 31, 2000 and 1999         F-4

           Notes to Financial Statements - May 31, 2000                              F-6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                   3



PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                          11

Item 3.    Defaults Upon Senior Securities                                            11

Item 4.    Submission of Matters to a Vote of Security Holders                        11

Item 6.    Exhibits and Reports on Form 8-K                                           11

           Signatures                                                                 16

                                TOWER TECH, INC.
                            BALANCE SHEET (UNAUDITED)

                                                                   MAY 31, 2000
                                                                   ------------
ASSETS

Current assets:
    Cash                                                           $     61,838
    Accounts receivable, net of allowance for doubtful
        accounts of $1,000,000                                        4,016,566
    Receivables from officers and employees                             225,175
    Notes receivable, current                                           144,733
    Inventory                                                         7,251,862
    Prepaid expenses                                                    129,157
    Restricted assets                                                       686
                                                                   ------------

        Total current assets                                         11,830,017

Property, plant and equipment, net                                   18,783,689
Patents, net                                                            235,369
Goodwill, net                                                           408,179
Notes receivable, non-current, net of unamortized
    discount of $9,915                                                  470,395
Other assets                                                            255,425
                                                                   ------------
        Total assets                                               $ 31,983,074
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY  (DEFICIT):

Current liabilities:
    Current maturities of long-term debt                           $ 20,917,685
    Current maturities of obligations under capital lease               538,323
    Accounts payable                                                  7,643,077
    Billings in excess of costs and estimated earnings on
        uncompleted contracts                                             5,331
    Accrued liabilities                                               1,445,263
    Interest payable                                                    765,699
    Customer deposits                                                   279,904
                                                                   ------------

        Total current liabilities                                    31,595,282
                                                                   ------------

Long-term debt, net                                                   1,418,181
                                                                   ------------
Obligations under capital lease                                       1,422,085
                                                                   ------------
Stockholders' equity (deficit):
    Common stock, $.001 par value; 10,000,000 shares
        authorized; 3,576,311 shares issued and outstanding               3,577
    Capital in excess of par                                          8,278,561
    Deficit                                                         (10,734,612)
                                                                   ------------

        Total stockholders' equity (deficit)                         (2,452,474)
                                                                   ------------
        Total liabilities and stockholders' equity (deficit)       $ 31,983,074
                                                                   ============

   The accompanying notes are an integral part of these financial statements.

                                TOWER TECH, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                   MAY 31,            MAY 31,
                                                    2000               1999
                                                 -----------        -----------
Sales and other operating revenue:

    Tower sales                                  $ 8,091,673        $ 3,602,542
    Concrete tower construction                      679,008            842,358
    Other tower revenue                              331,428            229,242
                                                 -----------        -----------

        Total tower revenue                        9,102,109          4,674,142

    Other operating revenue                          114,863              4,324
                                                 -----------        -----------

        Total revenue                              9,216,972          4,678,466
                                                 -----------        -----------
Costs and expenses:

    Cost of goods sold and constructed             6,212,330          4,868,437
    General and administrative                       610,245            526,317
    Selling expenses                                 196,031            375,895
    Research and development                          12,505            431,678
                                                 -----------        -----------

        Total cost and expenses                    7,031,111          6,202,327
                                                 -----------        -----------

        Income (loss) from operations              2,185,861         (1,523,861)
                                                 -----------        -----------
Other income (expense):

    Interest                                        (697,120)          (562,025)
    Miscellaneous                                      5,694             44,331
                                                 -----------        -----------

        Total other income (expense)                (691,426)          (517,694)
                                                 -----------        -----------

Income (loss) income before taxes                  1,494,435         (2,041,555)

Income tax benefit                                        --            817,060
                                                 -----------        -----------

Net income (loss)                                $ 1,494,435        $(1,224,495)
                                                 ===========        ===========

Weighted average shares outstanding - basic        3,576,311          3,576,311
                                                 ===========        ===========

Net (loss) income per common share - basic       $       .42        $      (.34)
                                                 ===========        ===========

Weighted average shares outstanding - diluted      3,576,311          3,576,311
                                                 ===========        ===========

Net (loss) income per common share - diluted     $       .42        $      (.34)
                                                 ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                                TOWER TECH, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       SIX MONTHS ENDED
                                                   MAY 31,            MAY 31,
                                                    2000               1999
                                                 -----------        -----------
Sales and other operating revenue:
    Tower sales                                  $10,749,278        $ 7,427,280
    Concrete tower construction                      981,806          1,107,966
    Tower rentals                                      2,313             31,239
    Other tower revenue                              391,193            442,760
                                                 -----------        -----------

        Total tower revenue                       12,124,590          9,009,245

    Other operating revenue                          141,392             10,526
                                                 -----------        -----------

        Total revenue                             12,265,982          9,019,771
                                                 -----------        -----------
Costs and expenses:
    Cost of goods sold and constructed             9,269,543          9,355,174
    General and administrative                     1,056,284          1,018,006
    Selling expenses                                 413,447            739,368
    Research and development                          88,627            877,575
                                                 -----------        -----------

        Total cost and expenses                   10,827,901         11,990,123
                                                 -----------        -----------

        Income (loss) from operations              1,438,081         (2,970,352)
                                                 -----------        -----------
Other income (expense):
    Interest                                      (1,389,075)        (1,068,721)
    Gain on sale of rental operations                     --          6,688,670
    Miscellaneous                                     43,244            104,784
                                                 -----------        -----------

        Total other (expense) income              (1,345,831)         5,724,733
                                                 -----------        -----------

        Income before taxes                           92,250          2,754,381

Income tax expense                                        --         (1,101,880)
                                                 -----------        -----------

Net income                                       $    92,250        $ 1,652,501
                                                 ===========        ===========

Weighted average shares outstanding - basic        3,576,311          3,576,311
                                                 ===========        ===========

Net income per common share - basic              $       .03        $       .46
                                                 ===========        ===========

Weighted average shares outstanding - diluted      3,576,311          3,576,311
                                                 ===========        ===========

Net income per common share - diluted            $       .03        $       .46
                                                 ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                                TOWER TECH, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        SIX MONTHS ENDED
                                                                  MAY 31,               MAY 31,
                                                                   2000                  1999
                                                               ------------          ------------
Cash flows from operating activities:

    Net income                                                 $     92,250          $  1,652,501
Adjustments to reconcile net (loss) income
    to net cash used by operating activities:
        Depreciation and amortization                               678,934               545,037
        Equity share of loss of investee                                 --               (21,205)
        Gain on sale of rental operations                                --            (6,688,670)
        Bad debt expense                                            200,300                65,000
        Decrease  in deferred taxes                                      --             1,088,066
        (Increase) in accounts receivable                        (1,587,119)             (518,229)
        Decrease (increase) in trade notes receivable                52,477                (9,918)
        Decrease in accounts receivable, affiliate                       --                17,215
        Decrease in cost in excess of billings                       85,120               289,041
        Decrease (increase) in inventory                            196,064            (2,085,029)
        Increase in prepaid expenses                                (21,116)              (72,414)
        Decrease in other assets                                    124,163               110,191
        Decrease in accounts payable                                489,563               348,787
        Increase in accounts payable, affiliate                          --                26,583
        Increase (decrease) in interest payable and
           accrued liabilities                                      638,218              (455,886)
        (Decrease) increase in deposits                             (15,404)               54,065
Decrease in income tax payable                                       (2,468)                   --
                                                               ------------          ------------

Net cash provided (used) in operating activities                    930,982            (5,654,865)
                                                               ------------          ------------
Cash flows from investing activities:

    Cash paid for acquisition of joint venture, net                      --               (99,096)
    Purchase of property and equipment                             (148,662)           (1,882,649)
    Payment of note receivable from sale of rental operation      1,350,000                    --
    Decrease (increase) in restricted assets                        156,927                  (990)
    Proceeds from sale of assets                                    439,930            12,150,000
    Increase in patent costs                                        (11,682)              (10,298)
                                                               ------------          ------------

Net cash provided from investing activities                       1,786,513            10,156,967
                                                               ------------          ------------

Cash flows from financing activities:
    Proceeds from borrowings                                      5,865,266            16,888,594
    Repayments of long-term debt                                 (8,772,818)          (20,979,387)
    Decrease in book overdraft                                           --              (235,319)
                                                               ------------          ------------
Net cash used by financing activities                            (2,907,552)           (4,326,112)
                                                               ------------          ------------
Net (decrease) increase in cash                                    (190,057)              175,990
Cash at beginning of period                                         251,895                 3,798
                                                               ------------          ------------
Cash at end of period                                          $     61,838          $    179,788
                                                               ============          ============

   The accompanying notes are an integral part of these financial statements.

                                TOWER TECH, INC.
                 STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED


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

                                TOWER TECH, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



1.    INTERIM FINANCIAL STATEMENTS

      The balance sheet as of May 31, 2000, and the related statements of operations for the three and six month periods ended May 31, 2000 and 1999 and the statements of cash flows for the six month period ended May 31, 2000 and 1999 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

      These financial statements and notes are presented as permitted by Form 10-QSB and should be read in conjunction with the Company's financial statements and notes included in the annual report on Form 10-KSB.

2.    EARNINGS PER SHARE

      The Company has adopted FAS 128. FAS 128 requires a reconciliation of the numerators and denominators of the basic and diluted EPS computations. Options to purchase 317,605 and 354,584 shares of common stock at weighted average prices of $6.88 and $6.43 were outstanding during the three and six month periods ended May 31, 2000 and 1999 respectively, but were not included in the computation of diluted EPS because the effect of these outstanding options would be antidilutive. In addition, the convertible debentures were not included in the computation of diluted EPS because at the conversion price of $8.75, the effect of the potential conversion would be antidilutive.

3.    SALE OF RENTAL OPERATIONS

      In December 1998, the Company consummated the sale of its industrial cooling tower rental operations (the "Rental Operations") to Aggreko Inc., an unrelated party, for $13,500,000, with $12,150,000 paid in cash at closing and the remaining $1,350,000 paid by delivery of Aggreko Inc.'s promissory note (the "Note"). The Note bears interest at 1% above prime. The outstanding principal balance of the Note, together with accrued interest, was due and paid in December 1999. The assets sold included the modular cooling tower rental fleet, other rental fleet equipment, and certain assets used in the operation of the Rental Operations. Accordingly, the Company recorded a pre-tax gain of $6,688,670 for the six months ended May 31, 1999. Proceeds were used to reduce debt and for working capital.

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

                                TOWER TECH, INC.
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED), CONTINUED



4.    DEBT

      The Company has a line of credit of $5,088,160 for working capital requirements. Interest is payable monthly at a variable rate of 2.0% over national prime. The agreement contains a financial covenant that provides for a minimum tangible net worth. However, in April 2000, the loan agreement was modified and reduced the net worth requirement, among other things, which brought the Company into compliance. The loan modification agreement expired June 26, 2000 and on June 27, 2000, the Company entered into a forbearance agreement which among other things, extends the maturity to July 13, 2000; prohibits payments of principal or interest on the debentures and certain other debt; provides for assessment of monthly administrative fees; and increases the interest rate to 3% above national prime. This credit facility is collateralized by certain accounts\notes receivable, inventory and general intangibles and as of May 31, 2000, $3,507,312 was outstanding.

      The Company has significant amounts of debt, including its operating line of credit, $6,000,000 of convertible subordinate debentures and $2,000,000 of other debt which mature through June 2000. Currently, the Company does not have sufficient cash flow to satisfy these obligations but is negotiating to restructure this debt, which may include converting some of the debt to equity.

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

      Although the Company has seen market acceptance of its technology, past extensive investment in research and development and warranty costs have limited operating capital and cash reserves. Several setbacks have exerted tremendous financial strain on the Company:

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

      Losses resulting from the foregoing business setbacks have reduced equity and have negatively impacted cash flow. The Company had a $19,765,265 deficit in working capital at May 31, 2000. As a result, the Company is presently not in compliance with the net worth covenants in some of its loan agreements. However, in April 2000, the Company modified the loan agreement for its operating line of credit and is in compliance with the net worth covenant in that agreement. The Company is also unable to pay past-due balances owed to materials suppliers, and consequently is now required to pay for new materials on a cash-in-advance-basis, which compounds cash flow problems.

      The Company has significant amounts of debt, including its operating line of credit ($3,507,312 outstanding at May 31, 2000), $6,000,000 of convertible subordinate debentures, and $2,000,000 of other debt which mature through June 2000. Currently, the Company does not have sufficient cash flow to satisfy these obligations but is negotiating to restructure this debt.

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

      The plan consists of several phases. The objective of the initial phase is to resuscitate what then was a failing enterprise and to lead it to a position of relative stability from which a long-range plan can be launched. The initial phase consists of the following steps:

      o Sales orders need to be rekindled and average $400,000 or more per week. This goal was substantially met in the period from September 15, 1999 to May 31, 2000. Sales orders have fallen since May 31, 2000.

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

      o The Company needed its primary lender to temporarily waive the breach of net worth covenant in its loan agreement. This was accomplished in April 2000 with a loan modification agreement. See "Liquidity and Capital Resources".

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

      The Company is negotiating with the Debenture holders to convert the Debentures into equity. Additionally the Company is considering an additional equity offering to reduce current debt obligations and to provide additional funding for inventory and working capital needs. These transactions, coupled with the recovery steps described above will be a significant step toward restoring the Company's financial health. In addition, the Company is optimistic that these transactions will increase customer and distributor confidence resulting in increased sales. However, there can be no assurance that these objectives will be accomplished, including being able to meet the Company's current debt obligations.


RESULTS OF OPERATIONS

     Three Months Ended May 31, 2000 Compared to Three Months Ended May 31, 1999
     ---------------------------------------------------------------------------

      For the three months ended May 31, 2000, total tower revenues increased to $9,102,109 from $4,674,142 for the comparable period in the prior year. During the current three month period, 89 percent of total tower revenue was derived from sales of 127 modular factory-assembled cooling towers; 8 percent of total tower revenue was derived from design and construction of the TTCT Series concrete cooling towers; and 3 percent of total tower revenue was derived from other tower revenue. In the comparable three month period ended May 31, 1999, 77 percent of total tower revenue was derived from sales of 114 modular cooling towers; 18 percent of total tower revenue was derived from design and construction of the TTCT series concrete towers; and 5 percent of total tower revenues were derived from other tower revenue. The increase in tower sales revenue for the three months ended May 31, 2000 is due to an increase in the quantity, size and price of units sold. In April 2000, the Company was awarded a $5.2 million contract for 60 of the Company's factory assembled towers. As of May 31, 2000, 97% of this contract was delivered. The decrease in concrete revenues is due to the decrease in the number and size of jobs completed and in process. Other tower revenue is up from the previous year due to increased sales of proprietary parts and service sales.

      Other operating revenue consists of royalties received from Aggreko Inc related to the License Agreement for the leasing or rental of the Company's cooling towers.

      The Company's cost of goods sold and constructed for the three months ended May 31, 2000 was $6,212,330, or 68 percent of total tower revenue as compared to $4,868,437, or 104 percent during the comparable period in 1999. Overall margin in the factory-assembled cooling tower line was positively impacted by the increase in the quantity, size and price of units sold, including the $5.2 million contract for 60 factory assembled cooling towers. Included in cost of goods sold for the three month period ended May 31, 2000 is $192,203 to retrofit and service towers previously sold. This compares to three month retrofit and warranty costs of $306,023 during the same period in 1999. The balance in the accrual to cover estimated future costs to retrofit and service towers previously sold is $441,225 at May 31, 2000. The Company continually evaluates and revises, as necessary, the reserve for costs to retrofit and service towers previously sold.

      The three-month period ended May 31, 2000 reflected an increase in general and administrative expenses from $526,317 in 1999 to $610,245 in 2000. The increase is due mainly to an increase in bad debt expense. Selling expenses decreased from $375,895 to $196,031. The decrease is due mainly to a reduction in salaries through staff and wage reductions. Research and development expenses decreased from $431,678 in 1999 to $12,505 in 2000. A significant portion of the decrease is related to the completion of the redesign of the TTMT Series tower to the TTEF Series tower. With the redesign of the tower and with manufacturing of component parts in-house, management believes that the Company will be able to reduce future production costs. Although the Company has no research and development budget, such future quarterly costs are anticipated to be comparable to those incurred in the three months ended May 31, 2000.

      Interest expense increased from $562,025 to $697,120 primarily due to the increase in total debt.

      The Company recognized an income tax benefit of $817,060 for the three months ended May 31, 1999, compared to no income tax expense or benefit for the comparable period in 2000. FAS 109 requires that the Company record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred income tax assets depends on the Company's ability to generate sufficient taxable income in the future. The sale of the Rental Operations in the first quarter of 1999 allowed the Company to conclude that the deferred tax assets at November 30, 1998 and the first three quarters of 1999 were realizable. The severity of the design flaws and resultant difficulties discussed above have caused management to believe that a full valuation allowance is required at November 30, 1999, and May 31, 2000. Management has determined that based on the Company's inability to generate taxable income in the last two years (1999 and 1998), it is more likely than not the Company will not realize the net deferred tax assets at November 30, 1999 and May 31, 2000. Therefore, a valuation allowance in the amount of $4,082,451 was established in the fourth quarter of 1999. The Company has a net operating loss carry forward of approximately $10,500,000 expiring 2009 to 2019.

      Currently, the Company's estimated backlog is $1.6 million for the TTEF Series modular cooling towers scheduled for delivery in third quarter of FY 2000.

      Six Months Ended May 31, 2000 Compared to Six Months Ended May 31, 1999
      -----------------------------------------------------------------------

      For the six months ended May 31, 2000, total tower revenues increased to $12,124,590 from $9,009,245 for the comparable period in the prior year. During the current six month period, 89 percent of total tower revenues was derived from sales of 202 modular factory-assembled cooling towers, 8 percent of total tower revenues was derived from design and construction of the TTCT series modular concrete towers and 3 percent of total tower revenues was derived from other tower revenue. In the comparable six month period in 1999, 82 percent of total tower revenues was derived from sales of 236 modular factory-assembled cooling towers, 12 percent of total tower revenues was derived from design and construction of modular concrete towers and 5 percent of total tower revenues were derived from other tower revenue. The decrease in quantity of factory assembled towers sold for 2000 was more than offset by an increase in the size and price of units sold. The decrease in concrete revenues is due to the decrease in the number and size of jobs completed and in process. Other tower revenue is down from the previous six month period due to fewer sales of proprietary parts and service sales.

      Other operating revenue consists of royalties received from Aggreko Inc related to the Licensing Agreement for the leasing or rental of the Company's cooling towers.

      The Company's cost of goods sold and constructed during the six month period ended May 31, 2000, was $9,269,543 or 77 percent of total tower revenues as compared to $9,355,174 or 104 percent during the comparable period in 1999. Overall margin in the factory-assembled cooling tower line was positively impacted by the increase in the size and price of units sold, including the $5.2 million contract for 60 factory assembled cooling towers. Included in cost of goods sold for the six month period ended May 31, 2000 is $377,768 to retrofit and service towers previously sold. This compares to six month retrofit and warranty costs of $453,608 during the same period in 1999.

      The six-month period ended May 31, 2000 reflected an increase in general and administrative expenses from $1,018,006 in 1999 to $1,056,284 in 2000. The increase is due mainly to an increase in bad debt expense of $200,000 partially offset by a decrease in salaries through staff and wage reductions. Selling expenses decreased from $739,368 to $413,447 due to a reduction in salaries through staff and wage reductions.

      Research and development expenses decreased from $877,575 in the first six months of 1999 to $88,627 for the first six months of 2000. A significant portion of the decrease is related to the completion of the redesign of the TTMT Series tower to the TTEF Series tower.

      Interest expense increased from $1,068,721 for the six months ended May 31, 1999 to $1,389,075 for the six months ended May 31, 2000 primarily due to the increase in total debt.

      In December 1998, the Company consummated the sale of its industrial cooling tower rental operations (the "Rental Operations") to Aggreko Inc., an unrelated party, for $13,500,000, with $12,150,000 paid in cash at closing and the remaining $1,350,000 paid by delivery of Aggreko Inc.'s promissory note (the "Note"). The note provided for interest at 1% above prime. The outstanding principal balance of the Note, together with accrued interest, was paid in December 1999. The assets sold included the modular cooling tower rental fleet, other rental fleet equipment, and certain assets used in the operation of the Rental Operations. Accordingly, the Company recorded a pre-tax gain of $6,688,670 for the six months ended May 31, 1999. Proceeds were used to reduce debt and for working capital.

      The Company recognized an income tax expense of $1,101,880 for the six months ended May 31, 1999, compared to no income tax expense or benefit for the comparable period in 2000. See discussion above relating to the ultimate realization of deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

      At May 31, 2000, the Company had a working capital deficit of $19,765,265 as compared to a working capital deficit of $16,036,603 at February 29, 2000. The Company's cash provided by (used in) its operating, investing and financing activities during the six months ended May 31, 2000 and 1999 are as follows:

                                             2000             1999
                                             ----             ----
      Operating activities               $   930,982      ($ 5,654,865)
      Investing activities               $ 1,786,513       $10,156,967
      Financing activities              ($ 2,907,552)     ($ 4,326,112)

      The Company's capital requirements for its continuing operations consist of its general working capital needs, scheduled payments on its debt obligations and capital expenditures. The Company tries to minimize its inventory of component parts, although minimum order requirements of some suppliers can cause inventory levels to fluctuate significantly from period to period. Although bringing the manufacturing processes in-house has taken over a year longer than expected and has cost substantially more than anticipated, management believes that it will enable the Company to better manage inventory levels and reduce costs. However, fluctuations in inventory levels are still expected due to the size of planned production runs of components. Management also attempts to manage accounts receivable to increase cash flow, but it is anticipated that accounts receivable will increase as sales increase. Other significant variances in working capital items can also be expected. Also, the Company's concrete tower construction projects will have an effect on working capital requirements. At May 31, 2000, billings in excess of costs and estimated earnings on uncompleted contracts were $5,331 as compared to $299,370 at February 29, 2000. Normally, concrete tower construction projects provide for progress payments of the contract price with a retainage of 10 to 15 percent payable after completion of the project.

      Scheduled principal payments on capital leases will total $538,323 over the next twelve months. In addition, $20,917,685 of principal payments are due on the Company's debt during the next twelve months. The Company does not have sufficient capital resources to fund its debt service and capital requirements.

      Virtually all of the Company's capital expenditures during the six months ended May 31, 2000 were related to additional equipment and tooling for the new manufacturing facility. As of November 30, 1999, the manufacturing facility was substantially complete with a total investment of $11.5 million. However, to finalize the process of producing all component parts in-house, the Company acquired through a capital lease a 2200 ton injection-molder, at a cost of $1.2 million in December 1999. Management anticipates additional capital expenditures of $1.0 million in FY 2000 to complete the final tooling requirements of the production process. The manufacturing facility includes equipment and tooling to allow the Company to produce parts used in its modular cooling towers which previously had been purchased from outside vendors. Management believes manufacturing these parts in-house can reduce product costs.

      The new manufacturing facility was partially financed with a $4.4 million loan from the Oklahoma Industries Authority (the "OIA") and a portion of the proceeds of a private placement in 1997 of $6 million, 10% Convertible Subordinated Debentures (the "Debentures"). The industrial revenue bonds were issued by the OIA in October 1996. The bonds are payable in quarterly installments of principal and interest in the amount of approximately $157,000, with final payment due October 1, 2007. A debt service reserve fund of $157,000 was also set aside from the bond proceeds. The reserve fund was used to pay the April 1, 2000 principal and interest payment. The OIA holds a mortgage on the Oklahoma City facility to collateralize the bond indebtedness. The balance outstanding was $3,530,000 at May 31, 2000. The Company is in default of the bond agreement because the principal and interest payment due July 1, 2000 was not paid. Accordingly, this debt is classified as current in the Company's financial statements.

      The Debentures were issued by the Company during the third quarter of 1997, providing net proceeds of approximately $5,467,000. The Debentures bear interest at 10 percent, which is payable semiannually, and mature on June 30, 2000. The principal balance of each Debenture is convertible into shares of common stock at a price of $8.75 per share at the option of each Debenture holder or at the option of the Company if the closing price of the common stock is at least 175% of the conversion price for 20 of 30 consecutive trading days and certain other conditions are satisfied. The Debentures and final interest due have not been paid. The Company is currently negotiating with Debenture holders to either convert the Debentures or extend the maturity date up to two years.

      In September 1997, the Company entered into a loan agreement with the City of Oklahoma City in the form of a HUD Section 108 loan in the amount of $1,250,000 for start-up expenses of the manufacturing facility and associated working capital requirements. As of May 31, 2000, all of these funds had been advanced to the Company and were outstanding. The loan bears interest at 5.5%. Principal and interest payments are due annually beginning August 1, 2000, in the amount of $140,000. An interest only payment is due each February 1 until maturity on August 1, 2008. The loan is collateralized by a second mortgage on the manufacturing facility.

      The Company has entered into an agreement with a lending institution for a total funding of $1,775,815 for equipment and tooling for the new manufacturing facility. Principal and interest, at 9.25%, is paid monthly with the final payment due in July 2004 and is collateralized by equipment. The outstanding balance at May 31, 2000, was $1,397,970. The Company is not in compliance with net worth requirements in the loan agreement and accordingly this debt is classified as current in the Company's financial statements.

      The Company had a line of credit at Chickasha Bank, secured by the Chickasha property, in the amount of $380,000 for short-term cash flow needs. In March 2000, the Company closed the sale of the Chickasha plant and the proceeds were used to pay off this loan.

      In April 1998, the Company finalized a $2,000,000 construction loan for the Oklahoma City office facility that cost approximately $2.4 million. This loan was converted to a first mortgage loan in June 1999 in the amount of $2,010,000. Initially, the loan bears interest at 8.25%. Principal and interest payments of $17,127 are due monthly. The note matures in June 2002. Also, in June 1999, a second mortgage in the amount of $253,000 was finalized. Initially, the loan bears interest at 8.25%. Principal and interest payments of $3,103 are due monthly. The note matures in June 2002. The interest rates on both of these notes are variable at Wall Street Journal prime rate plus .5%. The balances on the loans at May 31, 2000, are $1,972,338 and $237,472, respectively. The Company is past due on these note payments and accordingly, these notes are classified as current in the Company's financial statements.

      The Company has a line of credit of $5,088,160 with a financial institution for working capital requirements. Interest is payable monthly at a variable rate of 2.0% over national prime. The agreement contains a financial covenant that provides for a minimum tangible net worth. At February 29, 2000, the Company was not in compliance with this covenant. However, in April 2000, the loan agreement was modified and reduced the net worth requirement, among other things, which brought the Company into compliance. The loan modification agreement expired June 26, 2000 and on June 27, 2000, the Company entered into a forbearance agreement which, among other things, extends the maturity date to July 13, 2000; prohibits payments of principal or interest on the Debentures and certain other debt; provides for assessment of monthly administrative fees; and increases the interest rate to 3% above national prime. This credit facility is collateralized by certain accounts/notes receivable, inventory and general intangibles and as of

May 31, 2000, $3,507,312 was outstanding. The Company will attempt to negotiate a new forbearance agreement after July 13, 2000.

      In November 1999, the Company entered into a loan agreement with the City of Oklahoma City in the amount of $2,000,000 for working capital purposes. As of May 31, 2000, $2,000,000 of these funds had been advanced to the Company. The loan bears interest at 6%. Interest and principal is due at maturity on November 2, 2000. This note is collateralized by accounts receivable, inventory and a mortgage on the Oklahoma City plant facility.

      Total notes payable of $2,000,000 to a company were outstanding at May 31, 2000. These notes are secured by certain patents and bear interest ranging from 10.75% to 13% and mature June 14, 2000. The Company has not paid these notes and related accrued interest and is currently negotiating to restructure this debt. Under the terms of the note agreements, the Company is entitled to nonexclusive use of the certain patents for a period of one year from maturity date during which time the Company can repay the note with interest and redeem the patents.

      The Company does not have sufficient capital resources to fund its debt service and capital requirements for the next four quarters. Operating losses have increased the Company's funding requirements and require it to obtain additional capital. Accordingly, management is negotiating for increases in its credit facilities, as well as term extensions. The Company has also engaged an investment advisor to seek additional sources of capital. There can be no assurances that management's nor the investment advisor's efforts will be successful.


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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

      The Company is a defendant in numerous legal proceedings which allege that the Company is in default of payments owed on open accounts. See Form 10-KSB for a general description of those proceedings as well as other legal proceedings.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

      See "Liquidity and Capital Resources" for discussion of potential defaults upon senior securities.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The annual meeting of stockholders of Tower Tech, Inc. was held on May 24, 2000 at 10:30 a.m. at the OKC office facility. A total of 3,405,495 shares of common stock, which is 95 percent of the shares outstanding on April 9, 2000, were represented at the meeting, either in person or by proxy.

The following incumbent directors were re-elected for the next year.

VOTE TABULATION:
DIRECTORS:                       FOR          AGAINST       ABSTAIN
Leon Poag                     3,375,928          0           29,567
Lincoln Whitaker              3,375,928          0           29,567
Harold Curtis                 3,375,928          0           29,567


PricewaterhouseCoopers LLP was approved as independent accountants for Tower Tech, Inc. for the next year. The vote tabulation was as follows:

VOTE TABULATION:                 FOR          AGAINST       ABSTAIN
PricewaterhouseCoopers LLP    3,241,495       162,500        1,500


These were all the matters submitted for a vote to the shareholders at the annual stockholders meeting.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a.  The following exhibits have been filed as part of this report:

      Exhibit No.                 Description
      -----------                 -----------

      3.1(1)                      Amended and Restated Certificate of
                                  Incorporation of Tower Tech, Inc.

      3.2(1)                      Amended Bylaws of Tower Tech, Inc.

      3.3(1)                      Amendment to Bylaws

      4.1(7)                      Form of 10% Subordinated Convertible Debenture

      4.2                         Omitted

      4.3(1)                      Form of Stock Certificate

      4.4                         Omitted

      4.5                         Omitted

      4.10                        Omitted

      10.1(3) Promissory Note between Tower Tech, Inc., and Local Federal Bank, dated June 24, 1998.

      10.2(9) Loan Agreement between Tower Tech, Inc., and the City of Oklahoma City, dated September 8, 1997.

      10.3(9) Form of Deferral Agreement between Tower Tech, Inc., and Chickasha Bank & Trust, dated June 16, 1999.

      10.4(6) Loan Agreement between Tower Tech, Inc., and Oklahoma Industries Authority dated October 1, 1997.

      10.5(7) Form of Debenture Purchase Agreement among the Company, Taglich Brothers, D'Amadeo Wagner & Company, Incorporated and various lenders.

      10.6(9) Promissory Note between Tower Tech, Inc. and Electrical Constructors, dated May 8, 1996

      10.7(9) Promissory Note between Tower Tech, Inc., as Maker, and Electrical Constructors, as Payee, dated May 8, 1997, and amendment extending maturity date.

      10.8(9) Promissory Note between Tower Tech, Inc., and Electrical Constructors, dated March 25, 1997, and amendment extending maturity date.

      10.9(11) Master Lease Agreement between Tower Tech, Inc. and HPM Corporation, dated June 16, 1999.

      10.10(1) U. S. Patent No. 5,143,657 entitled FLUID DISTRIBUTOR issued September 1, 1992

      10.11(1)                    U. S. Patent No. 5,152,458 entitled
                                  AUTOMATICALLY ADJUSTABLE FLUID DISTRIBUTOR issued October 6, 1992

      10.12(1) U. S. Patent No. 5,227,095 entitled MODULAR COOLING TOWER issued July 13, 1993

      10.13(1) Exclusive License Agreement by and between Harold D. Curtis and Tower Tech, Inc.

      10.14(1) Assignment by and between Harold D. Curtis, as Assignor, and Tower Tech, Inc., as Assignee

      10.15(1) Assignment of Invention Contained in PCT Application by and between Harold D. Curtis, as Assignor, and Tower Tech, Inc., as Assignee

      10.16(1)                    Assignment of Patent by and between Harold D.
                                  Curtis, as Assignor, and Tower Tech, Inc., as Assignee, of Patent No. 5,227,095

      10.17(4)                    1993 Stock Option Plan, as amended.

      10.18(11)                   Loan Agreement between Tower Tech, Inc. and
                                  People First Bank dated December 7, 1999.

      10.19(6) Water Line Agreement between the City of Oklahoma City and Tower Tech, Inc. dated November 1997.

      10.20(6) Master Security Agreement between CIT Group/Equipment Financing, Inc. and Tower Tech, Inc. dated October 31, 1997.

      10.21(11)                   Modification and Extension Agreement between
                                  Tower Tech, Inc. and First United Bank and
                                  Trust Company, dated June 17, 1999.

      10.22(11)                   Commercial Mortgage, Security Agreement,
                                  Financing Statement and Assignment of Rents between Tower Tech, Inc. and First United Bank and Trust Company, dated June 17, 1999.

      10.23(11)                   Commercial Promissory Note between Tower Tech,
                                  Inc. and First United Bank and Trust Company, dated June 17, 1999.

      10.24(2) Promissory Note between Tower Tech, Inc. and Local Federal Bank, dated June 10, 1998

      10.25(2) Promissory Note between Tower Tech, Inc. and Local Federal Bank, dated February 18, 1998

      10.26(10)                   Promissory Note dated as of December 4, 1998
                                  to the Company from Aggreko Inc.

      10.27(10)                   Noncompetition Agreement dated as of December
                                  4, 1998 between the Company, Harold D. Curtis and Aggreko Inc.

      10.28(10)                   License Agreement dated as of December 4, 1998
                                  between the Company and Aggreko Inc.

      10.29(10)                   Supply Agreement dated as of December 4, 1998
                                  between the Company and Aggreko Inc.

      10.30(5) Asset Purchase Agreement dated as of December 4, 1998 between the Company and Aggreko Inc.

      10.31(11)                   Agreement and Plan of Dissolution between the
                                  Company and J-Tech Enterprises dated April 30,
                                  1999.

      10.32(11)                   Security Agreement between Tower Tech, Inc.
                                  and HPM Corporation dated June 16, 1999.

      10.33(12)                   Security Agreement between Tower Tech, Inc.
                                  and HPM Corporation dated November 30, 1999.

      10.34(12)                   Master Lease Agreement between Tower Tech,
                                  Inc. and U.S. Bancorp dated August 4, 1999.

      10.35(12)                   Lease Agreement between Tower Tech, Inc. and
                                  JACOM Leasing dated September 22, 1999.

      10.36(12)                   Secured Promissory Note between Tower Tech,
                                  Inc. and the City of Oklahoma City dated
                                  November 2, 1999.

      10.37(12)                   Mortgage between Tower Tech, Inc. and the City
                                  of Oklahoma City dated November 2, 1999.

      10.38(12)                   Loan Agreement between Tower Tech, Inc. and
                                  the City of Oklahoma City dated November 2,
                                  1999.

      10.39(12)                   Security Agreement between Tower Tech, Inc.
                                  and the City of Oklahoma City dated November
                                  2, 1999.

      10.40(13)                   Loan Modification Agreement between Tower
                                  Tech, Inc. and People First Bank dated April
                                  3, 2000.

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

          13 Incorporated by reference from the same numbered exhibit to 10-QSB for the quarter ended February 29, 2000.



          b. The Company has not filed any reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              TOWER TECH, INC.
                                              --------------------------------
                                              (Registrant)



Date:  July 14, 2000                          /s/ HAROLD CURTIS
                                              ----------------------------------
                                              Harold Curtis, Chief Executive
                                              Officer



Date:  July 14, 2000                          /s/ ROBERT BRINK
                                              ----------------------------------
                                              Robert Brink, President



Date:  July 14, 2000                          /s/ CHARLES D. WHITSITT
                                              ----------------------------------
                                              Charles D. Whitsitt, Chief
                                              Financial Officer



                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              TOWER TECH, INC.
                                              ----------------------------------
                                              (Registrant)


Date:
      -------------------                     ----------------------------------
                                              Harold Curtis, Chief Executive
                                              Officer

Date:
      -------------------                     ----------------------------------
                                              Robert Brink, President

Date:
      -------------------                     ----------------------------------
                                              Charles D. Whitsitt, Chief
                                              Financial Officer