Form 10QSB
period 2000-08-31
TOWER TECH INC
filed 2000-10-19
CIK 913034

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the quarterly period ended August 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             For the transition period from __________ TO _________



                         Commission file number 1-12556




                                TOWER TECH, INC.
                                ----------------
        (Exact name of small business issuer as specified in its charter)



              Oklahoma                                73-1210013
              --------                                ----------
   (State or other jurisdiction of          (IRS Employer Identification No.)
    incorporation or organization)




   11935 South I-44 Service Road, Oklahoma City, Oklahoma            73173
   ------------------------------------------------------            -----
         (Address of principal executive offices)                  (Zip Code)

   Issuer's telephone number 405/290-7788



         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

      Common Stock $.001 par value 3,976,311 shares as of October 18, 2000

Transitional Small Business Disclosure Format (check one):  Yes       No  X
                                                                ---      ---



================================================================================

                                      INDEX

                                TOWER TECH, INC.

                                                                                     Page
Part I.   Financial Information

Item 1.   Financial Statements (Unaudited)

          Balance Sheet - August 31, 2000                                             F-1

          Statements of Operations -- Three months ended August 31, 2000 and
                                      1999 F-2 Nine months ended August 31,
                                      2000 and 1999                                   F-3

          Statements of Cash Flows -- Nine months ended August 31, 2000 and 1999      F-4

          Notes to Financial Statements -- August 31, 2000                            F-6


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                     3

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                            11

Item 3.   Defaults Upon Senior Securities                                              11

Item 6.   Exhibits and Reports on Form 8-K                                             11

Signatures                                                                             13

                                TOWER TECH, INC.
                            BALANCE SHEET (UNAUDITED)

                                                                AUGUST  31, 2000
ASSETS
Current assets:
    Cash                                                           $        526
    Accounts receivable, net of allowance
        for doubtful accounts of $550,000                             2,121,351
    Notes receivable, current                                           196,070
    Receivables from officers and employees                             185,093
    Inventory                                                         7,676,894
    Prepaid expenses                                                     68,467
    Restricted assets                                                       757
                                                                   ------------
        Total current assets                                         10,249,158

Property, plant and equipment, net                                   18,548,580
Patents, net                                                            233,697
Goodwill, net                                                           401,686
Notes receivable, non-current, net of unamortized
    discount of $4,956                                                  424,011
Other assets                                                            230,878
                                                                   ------------
        Total assets                                               $ 30,088,010
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities:
    Current maturities of long-term debt                           $ 23,662,318
    Current maturities of obligations under capital lease             1,948,023
    Accounts payable                                                  6,426,079
    Book overdraft                                                      161,271
    Billings in excess of costs and estimated earnings
        on uncompleted contracts                                          5,331
    Accrued liabilities                                                 986,697
    Interest payable                                                  1,277,010
    Customer deposits                                                   324,333
                                                                   ------------
        Total current liabilities                                    34,791,062
                                                                   ------------

Stockholders' deficit:
    Common stock, $.001 par value; 10,000,000 shares
        authorized; 3,576,311 shares issued and outstanding               3,577
    Capital in excess of par                                          8,278,561
    Deficit                                                         (12,985,190)
                                                                   ------------
        Total stockholders' deficit                                  (4,703,052)
                                                                   ------------
        Total liabilities and stockholders' deficit                $ 30,088,010
                                                                   ============

   The accompanying notes are an integral part of these financial statements.

                                TOWER TECH, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                       THREE MONTHS ENDED
                                                   AUGUST 31,       AUGUST 31,
                                                      2000             1999

Sales and other operating revenue:
    Tower sales                                    $ 1,043,939      $ 2,488,709
    Other tower revenue                                356,838          148,503
                                                   -----------      -----------
        Total tower revenue                          1,400,777        2,637,212

    Other operating revenue                             28,056           31,472
                                                   -----------      -----------
        Total revenue                                1,428,833        2,668,684
                                                   -----------      -----------
Costs and expenses:
    Cost of goods sold and constructed               2,116,693        3,872,399
    General and administrative                         707,268          708,655
    Selling expenses                                   226,025          368,638
    Research and development                            13,183        1,155,810
                                                   -----------      -----------
        Total cost and expenses                      3,063,169        6,105,502
                                                   -----------      -----------
         Loss from operations                       (1,634,336)      (3,436,818)
                                                   -----------      -----------
Other income (expense):
    Interest, net                                     (630,785)        (564,966)
    Miscellaneous                                       14,534           22,198
    Loss on sale                                          --            (27,400)
                                                   -----------      -----------
        Total other expense                           (616,251)        (570,168)
                                                   -----------      -----------
 Loss before income taxes                           (2,250,587)      (4,006,986)

Income tax benefit                                        --            593,926
                                                   -----------      -----------
Net loss                                           ($2,250,587)     ($2,413,060)
                                                   ===========      ===========
Weighted average shares outstanding - basic          3,576,311        3,576,311
                                                   ===========      ===========
Net loss per common share - basic                  ($      .63)     ($      .68)
                                                   ===========      ===========
Weighted average shares outstanding - diluted        3,576,311        3,576,311
                                                   ===========      ===========
Net loss per common share - diluted                ($      .63)     ($      .68)
                                                   ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                                TOWER TECH, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                     NINE MONTHS ENDED
                                                 AUGUST 31,      AUGUST 31,
                                                    2000            1999
Sales and other operating revenue:
    Tower sales                                 $ 11,793,216    $  9,915,991
    Concrete tower construction                      981,807       1,028,575
    Tower rentals                                       --            31,239
    Other tower revenue                              750,343         670,654
                                                ------------    ------------
        Total tower revenue                       13,525,366      11,646,459

    Other operating revenue                          169,448          41,998
                                                ------------    ------------
        Total revenue                             13,694,814      11,688,457
                                                ------------    ------------
Costs and expenses:
    Cost of goods sold and constructed            11,386,237      13,227,576
    General and administrative                     1,763,552       1,726,661
    Selling expenses                                 639,472       1,108,005
    Research and development                         101,808       2,033,385
                                                ------------    ------------
        Total cost and expenses                   13,891,069      18,095,627
                                                ------------    ------------
         Loss from operations                       (196,255)     (6,407,170)
                                                ------------    ------------
Other income (expense):
    Interest, net                                 (2,019,859)     (1,586,621)
    Gain on sale of rental operations                   --         6,661,270
    Income from equity investee - TTSE                  --            21,205
    Miscellaneous                                     57,784          58,711
                                                ------------    ------------
        Total other (expense) income              (1,962,075)      5,154,565
                                                ------------    ------------
        Loss before income taxes                  (2,158,330)     (1,252,605)

Income tax benefit                                      --           492,046
                                                ------------    ------------
Net loss                                        ($ 2,158,330)   ($   760,559)
                                                ============    ============
Weighted average shares outstanding - basic        3,576,311       3,576,311
                                                ============    ============
Net loss per common share - basic               ($       .60)   ($       .21)
                                                ============    ============
Weighted average shares outstanding - diluted      3,576,311       3,576,311
                                                ============    ============
Net loss per common share - diluted             ($       .60)   ($       .21)
                                                ============    ============

   The accompanying notes are an integral part of these financial statements.

                                TOWER TECH, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                       NINE MONTHS ENDED
                                                                  AUGUST 31,      AUGUST 31,
                                                                     2000            1999
Cash flows from operating activities:
    Net loss                                                     ($ 2,158,330)   ($   760,559)
Adjustments to reconcile net loss
    to net cash used by operating activities:
        Depreciation and amortization                               1,018,401         822,539
        Net gain on disposal of equipment                                --        (6,661,270)
        Equity share of income of investee                               --           (21,205)
        Bad debt expense                                              508,003         131,052
        Increase in deferred taxes                                       --          (509,687)
        Decrease in accounts receivable                                40,475       1,287,687
        Decrease in trade notes receivable                             47,518          17,000
        Decrease in accounts receivable, affiliate                       --            17,215
        Decrease in cost in excess of billings                         85,120         382,197
        Increase in inventory                                        (228,962)     (2,722,682)
        Decrease (increase) in prepaid expenses                        39,574         (39,004)
        Decrease in other assets                                      131,358         166,988
        (Decrease) increase in accounts payable                      (727,435)      1,910,446
        Increase in accounts payable, affiliate                          --            26,583
        Increase in billings in excess of costs                         5,331            --
        Increase (decrease) in interest payable and
           accrued liabilities                                        690,963        (367,051)
        Increase in deposits                                           29,025          62,662
        Decrease in income tax payable                                 (2,468)           --
                                                                 ------------    ------------
Net cash used in operating activities                                (521,427)     (6,257,089)
                                                                 ------------    ------------
Cash flows from investing activities:
    Cash paid for acquisition of joint venture, net                      --           (99,096)
    Purchase of property and equipment                               (228,231)     (2,636,199)
    Payment of note receivable from sale of rental operation        1,350,000            --
    Decrease in restricted assets                                     156,856             510
    Proceeds from sale of assets                                      439,930      12,150,000
    Increase in patent costs                                          (16,282)        (48,240)
                                                                 ------------    ------------
Net cash provided from investing activities                         1,702,273       9,366,975
                                                                 ------------    ------------
Cash flows from financing activities:
    Proceeds from borrowings, net of costs                         10,230,305      21,391,079
    Repayments of long-term debt and capital lease obligations    (11,823,791)    (24,185,114)
    Increase (decrease) in book overdraft                             161,271        (235,318)
                                                                 ------------    ------------
Net cash used by financing activities                              (1,432,215)     (3,029,353)
                                                                 ------------    ------------
Net (decrease) increase in cash                                      (251,369)         80,533
Cash at beginning of period                                           251,895           3,798
                                                                 ------------    ------------
Cash at end of period                                            $        526    $     84,331
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

                                TOWER TECH, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.    INTERIM FINANCIAL STATEMENTS

      The balance sheet as of August 31, 2000, and the related statements of operations for the three and nine month periods ended August 31, 2000 and 1999 and the statements of cash flows for the nine month period ended August 31, 2000 and 1999 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

      These financial statements and notes are presented as permitted by Form 10-QSB and should be read in conjunction with the Company's financial statements and notes included in the annual report on Form 10-KSB.

2.    EARNINGS PER SHARE

      The Company has adopted FAS 128. FAS 128 requires a reconciliation of the numerators and denominators of the basic and diluted EPS computations. Options and warrants to purchase 634,905 and 469,197 shares of common stock at weighted average prices of $4.09 and $5.30 were outstanding during the three and nine month periods ended August 31, 2000 respectively. Options and warrants to purchase 295,474 shares of common stock at a weighted average price of $6.41 was outstanding for both the three and none month periods ended August 31, 1999. These options were not included in the computation of diluted EPS because the effect of these outstanding options would be antidilutive. In addition, the convertible debentures were not included in the computation of diluted EPS because at the conversion price of $8.75, the effect of the potential conversion would be antidilutive.

3.    SALE OF RENTAL OPERATIONS

      In December 1998, the Company consummated the sale of its industrial cooling tower rental operations (the "Rental Operations") to Aggreko Inc., an unrelated party, for $13,500,000, with $12,150,000 paid in cash at closing and the remaining $1,350,000 paid by delivery of Aggreko Inc.'s promissory note (the "Note"). The Note bears interest at 1% above prime. The outstanding principal balance of the Note, together with accrued interest, was due and paid in December 1999. The assets sold included the modular cooling tower rental fleet, other rental fleet equipment, and certain assets used in the operation of the Rental Operations. Accordingly, the Company recorded a pre-tax gain of $6,688,670 for the nine months ended August 31, 1999. Proceeds were used to reduce debt and for working capital.

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

                                TOWER TECH, INC.
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

4.    DEBT

      The Company has a line of credit of $5,088,160 for working capital requirements. Interest is payable monthly at a variable rate of 2.0% over national prime. The agreement contains a financial covenant that provides for a minimum tangible net worth. However, in April 2000, the loan agreement was modified and reduced the net worth requirement, among other things, which brought the Company into compliance. The loan modification agreement expired June 26, 2000 and since then the Company entered into forbearance agreements which among other things, extends the maturity to October 31, 2000; prohibits payments of principal or interest on the debentures and certain other debt; provides for assessment of monthly administrative fees; and increases the interest rate to 3% above national prime. This credit facility is collateralized by certain accounts/notes receivable, inventory and general intangibles and as of August 31, 2000, $4,822,479 was outstanding.

      The Company has significant amounts of debt, including its operating line of credit, $6,000,000 of convertible subordinate debentures and $2,000,000 of other debt which have matured/or will mature through October 2000. The Company is in payment default, or has cross-default provisions, in substantially all its debt and capital lease agreements, and therefore, has classified all debt and capital leases as current at August 31, 2000. Currently, the Company does not have sufficient cash flow to satisfy these obligations.

      In a continuing effort to address the Company's financial condition, the Company has engaged a New York investment banking company to procure additional equity or equity-type capital of approximately $6 million to finance its operations and settle some of the Company's current obligations. The placement agent for the proposed private placement is requiring the Company to complete certain transactions to effect a "restructuring" which is critical to the success of the private placement.

         The certain transactions critical to the success of the private placement are:

         1) The Company's operating lender must extend the current credit facility for a minimum of one year;

         2) A $2 million debt obligation that matures in November 2000 must be extended for a minimum of one year;

         3) A $2 million debt obligation that matured in June 2000 must accept, as payment in full, including accrued interest, an assignment of future royalty payments due to the Company;

         4) Holders of the $6 million convertible subordinate debentures which matured in June 2000 must agree to convert their debentures including accrued interest into common equity of the Company;

         5) Vendors must agree to accept a substantially reduced cash settlement payable at closing of the private placement or a larger cash settlement payable over a 5-year period. These arrangements would settle approximately $6 million in vendor accounts payable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following discussion should be read in conjunction with the Company's financial statements and the related notes thereto.

       The Company began the extensive effort of introducing new technology to the cooling tower industry in 1991. From 1991 through 1999, the Company focused significant efforts on research and development. As the Company's technology evolved, the market's acceptance of its factory-assembled and field-erected lines of cooling towers accelerated. To date, the Company and its international licensees have sold over $100,000,000 of products containing the Company's technology. Now that the Company's research and development stage is substantially completed, management is optimistic that the Company's technology will continue to gain acceptance in international markets and that domestic market share will increase going forward. Financial stability and sufficient cash flows are key to regaining the level of sales orders necessary to sustain the operations of the Company.

       Although the Company has seen market acceptance of its technology, past extensive investment in research and development and warranty costs have depleted operating capital and cash reserves. Several setbacks have exerted tremendous financial strain on the Company:

     o In 1996, in an effort to reduce costs and improve profit margins, the Company redesigned its TTMT Series of factory-assembled towers, started construction on a new manufacturing plant in Oklahoma City, and began bringing the production of certain component parts in-house. Product development delays, coupled with construction and tooling delays, caused the new manufacturing plant to be come operational over a year later than anticipated. The delays contributed significantly to the Company's losses in FY 1998 and 1999.

     o Another major setback was the downturn of several Asian economies, which rapidly spread throughout our international markets in 1998. This economic downturn resulted in the cancellation or postponement of cooling tower projects. From 1995 through 1997, the Company invested considerable resources in the development of international markets. The Company had anticipated significant revenues from international activities. As a direct result of the international market downturn, the Company's actual revenues from international activities have been significantly lower than anticipated.

     o The Company's new Oklahoma City manufacturing plant was put into production at the beginning of 1999. At that time, the Company began shipping the first factory-assembled cooling towers of the new design. From February 1999 to May 1999, the Company shipped approximately 145 TTEF Series cooling towers with all in-house extruded wall panels. When put into service, a number of these units contained unforeseen design or quality defects that caused water leaks, and the larger size units had an additional undetected structural deficiency. To effect permanent solutions to these problems, the Company ceased its assembly operations for forty-two days during the third quarter of 1999 so extrusion and injection molding tools could be modified. As a result, fiscal 1999 and year to date 2000 tower sales were negatively impacted. Additionally, fiscal 1999 and year to date 2000 cost of goods sold (including warranty expense), and fiscal 1999 research and development costs were also negatively impacted. Management believes that these design deficiencies have been corrected in new towers being produced.

         Losses resulting from the foregoing business setbacks have resulted in a significant capital deficit and have negatively impacted cash flows. The Company had a $24,541,904 deficit in working capital at August 31, 2000. As a result, the Company is presently not in compliance with the net worth covenants in some of its loan agreements and is in payment default of substantially all its debt and capital lease agreements. The Company is operating under a forbearance agreement for its operating line of credit, which expires October 31, 2000. The Company is also unable to pay past-due balances owed to materials suppliers, and consequently is now required to pay for new materials on a cash-in-advance-basis, which compounds cash flow problems.

         The Company has significant amounts of debt, including its operating line of credit ($4,822,479 outstanding at August 31, 2000), $6,000,000 of convertible subordinate debentures, and $2,000,000 of other debt which have matured/or will mature through October 2000. Also, the Company is in payment default of substantially all of its other debt and capital lease agreements (totaling $12,787,862) and, therefore, all of these obligations have been classified as current at August 31, 2000. Currently, the Company does not have sufficient cash flow to satisfy these obligations.

         In a continuing effort to address the Company's financial condition, the Company has engaged an investment banker to procure additional equity or equity-type capital of approximately $6 million to finance its operations and settle some of the Company's current obligations. The investment banker for the proposed private placement is requiring the Company to complete certain transactions to effect a "restructuring" which is critical to the success of the private placement.

         The certain transactions critical to the success of the private placement are:

         1) The Company's operating lender must extend the current credit facility for a minimum of one year;

         2) A $2 million debt obligation that matures in November 2000 must be extended for a minimum of one year;

         3) The holder of a $2 million debt obligation that matured in June 2000 must accept, as payment in full, including accrued interest, an assignment of future royalty payments due to the Company;

         4) Holders of the $6 million convertible subordinate debentures that matured in June 2000 must agree to convert their debentures including accrued interest into common stock of the Company;

         5) Vendors must agree to accept a substantially reduced cash settlement payable at closing of the private placement or a larger cash settlement payable over a 5-year period. These arrangements would settle approximately $6 million in vendor accounts payable.

         The Company is currently negotiating the above items and, therefore, management believes that the plan will be successful. However, management cannot assure that the plan will be consummated in its current form; or if consummated, that it will return the Company to profitability. The objective of the plan is to resuscitate a failing enterprise and lead the Company to a position of relative stability on which an aggressive sales and marketing plan can be based in order to regain market share which is critical in order to return to profitable operations.

       RESULTS OF OPERATIONS

              Three Months Ended August 31, 2000 Compared to Three
                          Months Ended August 31, 1999
              ----------------------------------------------------

         For the three months ended August 31, 2000, total tower revenues decreased to $1,400,777 from $2,637,212 for the comparable period in the prior year. During the current three-month period, 75 percent of total tower revenue was derived from sales of 28 modular factory-assembled cooling towers; and 25 percent of total tower revenue was derived from other tower revenue. In the comparable three month period ended August 31, 1999, 94 percent of total tower revenue was derived from sales of 70 modular factory-assembled cooling towers; and 6 percent of total tower revenues were derived from other tower revenue. The decrease in tower sales revenue for the three months ended August 31, 2000 is due to a decrease in the quantity, size and price of units sold. The decline in tower sales is due mainly to the current financial condition of the Company. Customer service has not been as responsive due to lack of funding available and sales representatives have taken a "wait and see" attitude regarding the Company's ability to resolve both past product quality problems and the current financial problems. Other tower revenue is up from the previous year due to increased sales of proprietary parts and service sales.

         Other operating revenue, which was relatively stable from the 1999 third quarter to the current quarter, consists of royalties received from Aggreko Inc related to the License Agreement for the leasing or rental of cooling towers purchased from the Company.

         The Company's cost of goods sold and constructed for the three months ended August 31, 2000 was $2,116,693, or 151 percent of total tower revenue as compared to $3,872,399, or 147 percent during the comparable period in 1999. Overall margin in the factory-assembled cooling tower line was negatively impacted by the decrease in the quantity, size and price of units sold. Included in cost of goods sold for the three month period ended August 31, 2000 is $452,066 to retrofit and service towers previously sold. This compares to three month retrofit and warranty costs of $523,396 during the same period in 1999. The balance in the accrual to cover estimated future costs to retrofit and service towers previously sold is $550,000 at August 31, 2000. The Company continually evaluates and revises, as necessary, the reserve for costs to retrofit and service towers previously sold.

         The three-month period ended August 31, 2000 reflected a slight decrease in general and administrative expenses from $708,655 in 1999 to $707,268 in 2000. Bad debt expense increased $92,000 while all other general and administrative expenses decreased $93,000 due mainly to decreases in salaries through staff and wage reductions. Selling expenses decreased from $368,638 to $226,025. The decrease is due mainly to a reduction in salaries through staff and wage reductions. Research and development expenses decreased from $1,155,810 in 1999 to $13,183 in 2000. A significant portion of the decrease is related to the completion of the redesign of the TTMT Series tower to the TTEF Series tower. Although the Company has no research and development budget, such future quarterly costs are anticipated to be comparable to those incurred in the three months ended August 31, 2000.

         Net interest expense increased from $564,966 to $630,785 primarily due to a decrease in interest earnings.

         The Company recognized an income tax benefit of $1,593,926 for the three months ended August 31, 1999, compared to no income tax expense or benefit for the comparable period in 2000. FAS 109 requires that the Company record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred income tax assets depends on the Company's ability to generate sufficient taxable income in the future. The sale of the Rental Operations in the first quarter of 1999 allowed the Company to conclude that the deferred tax assets at November 30, 1998 and the first three-quarters of 1999 were realizable. The severity of the factory tower design flaws and resultant difficulties have caused management to believe that a full valuation allowance is required at November 30, 1999, and August 31, 2000. Management has determined that based on the Company's inability to generate taxable income in the last two years (1999 and 1998), it is more likely than not that the Company will not realize the net deferred tax assets at November 30, 1999 and August 31, 2000. Therefore, a valuation allowance in the amount of $4,082,451 was established in the fourth quarter of 1999. The Company has a net operating loss carry forward of approximately $13,000,000 expiring 2009 to 2019.

         Currently, the Company's estimated backlog is $1.4 million for the TTEF Series modular cooling towers and is scheduled for delivery in fourth quarter of FY 2000.

               Nine Months Ended August 31, 2000 Compared to Nine
                          Months Ended August 31, 1999
               --------------------------------------------------

         For the nine months ended August 31, 2000, total tower revenues increased to $13,525,366 from $11,646,459 for the comparable period in the prior year. During the current nine month period, 87 percent of total tower revenues was derived from sales of 230 modular factory-assembled cooling towers, 7 percent of total tower revenues was derived from design and construction of the TTCT series modular concrete towers and 6 percent of total tower revenues was derived from other tower revenue. In the comparable nine month period in 1999, 85 percent of total tower revenues was derived from sales of 306 modular factory-assembled cooling towers, 9 percent of total tower revenues was derived from design and construction of modular concrete towers and 6 percent of total tower revenues were derived from other tower revenue. The increase in tower sales revenue for the nine months ended August 31, 2000 is due to an increase in the size and price of units sold. In April 2000, the Company was awarded a $5.2 million contract for 60 of the Company's factory assembled towers. Most of the towers under this contract were delivered in the second quarter of FY2000 with the remaining towers delivered in the third quarter. The decrease in concrete revenues is due to the decrease in the number and size of jobs completed and in process. Other tower revenue is up from the previous nine-month period due to more sales of proprietary parts and service sales.

         Other operating revenue consists of royalties received from Aggreko Inc related to the Licensing Agreement for the leasing or rental of cooling towers purchased from the Company.

         The Company's cost of goods sold and constructed during the nine month period ended August 31, 2000, was $11,386,237 or 84 percent of total tower revenues as compared to $13,227,576 or 114 percent during the comparable period in 1999. Overall margin in the factory-assembled cooling tower line was positively impacted by the increase in the size and price of units sold, including the $5.2 million contract for 60 factory-assembled cooling towers. Included in cost of goods sold for the nine month period ended August 31, 2000 is $779,835 to retrofit and service towers previously sold. This compares to nine month retrofit and warranty costs of $977,000 during the same period in 1999.

         The nine-month period ended August 31, 2000 reflected a small increase in general and administrative expenses from $1,726,661 in 1999 to $1,763,552 in 2000. Bad debt expense increased $226,951 while all other general and administrative expenses decreased $190,000 due mainly to decreases in salaries through staff and wage reductions. Selling expenses decreased from $1,108,005 to $639,472 due mainly to a reduction in salaries through staff and wage reductions.

         Research and development expenses decreased from $2,033,385 in the first nine months of 1999 to $101,808 for the first nine months of 2000. A significant portion of the decrease is related to the completion of the redesign of the TTMT Series tower to the TTEF Series tower.

         Net interest expense increased from $1,586,621 for the nine months ended August 31, 1999 to $2,019,859 for the nine months ended August 31, 2000 primarily due to the increase in total debt and a decrease in interest earnings.

         In December 1998, the Company consummated the sale of its industrial cooling tower rental operations (the "Rental Operations") to Aggreko Inc., an unrelated party, for $13,500,000, with $12,150,000 paid in cash at closing and the remaining $1,350,000 paid by delivery of Aggreko Inc.'s promissory note (the "Note"). The note provided for interest at 1% above prime. The outstanding principal balance of the Note, together with accrued interest, was paid in December 1999. The assets sold included the modular cooling tower rental fleet, other rental fleet equipment, and certain assets used in the operation of the Rental Operations. Accordingly, the Company recorded a pre-tax gain of $6,688,670 for the nine months ended August 31, 1999. Proceeds were used to reduce debt and for working capital.

             The Company recognized an income tax benefit of $492,046 for the nine months ended August 31, 1999, compared to no income tax expense or benefit for the comparable period in 2000. See discussion above relating to the ultimate realization of deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

         At August 31, 2000, the Company had a working capital deficit of $24,541,904 as compared to a working capital deficit of $19,765,265 at May 31, 2000. The Company's cash provided by (used in) its operating, investing and financing activities during the nine months ended August 31, 2000 and 1999 are as follows:

                                              2000                   1999
                                              ----                   ----
        Operating activities             ($   521,427)        ($  6,257,089)
        Investing activities              $ 1,702,273          $  9,366,975
        Financing activities             ($ 1,432,215)        ($  3,029,353)

         The Company's capital requirements for its continuing operations consist of its general working capital needs and scheduled payments on its debt obligations. The Company tries to minimize its inventory of component parts, although minimum order requirements of some suppliers can cause inventory levels to fluctuate significantly from period to period. Management also attempts to manage accounts receivable to increase cash flow, but it is anticipated that accounts receivable will increase as sales increase. Other significant variances in working capital items can also be expected. Also, the Company's concrete tower construction projects will have an effect on working capital requirements. Normally, concrete tower construction projects provide for progress payments of the contract price with a retainage of 10 to 15 percent payable after completion of the project.

         Due to the Company's financial condition, it has been unable to maintain required debt service and accordingly is several payments in arrears on substantially all debt and capital lease obligations as of August 31, 2000. Accordingly, all debt and capital leases have been classified as current at August 31, 2000. The Company does not have sufficient capital resources to fund its debt service requirements.

         Virtually all of the Company's capital expenditures during the nine months ended August 31, 2000 were related to additional equipment and tooling for the new manufacturing facility. As of November 30, 1999, the manufacturing facility was substantially complete with a total investment of $11.5 million.

However, to finalize the process of producing all component parts in-house, the Company acquired through a capital lease a 2200-ton injection-molder, at a cost of $1.2 million in December 1999. The manufacturing facility includes equipment and tooling to allow the Company to produce parts used in its modular cooling towers which previously had been purchased from outside vendors. Management believes manufacturing these parts in-house can reduce product costs.

         The new manufacturing facility was partially financed with a $4.4 million loan from the Oklahoma Industries Authority (the "OIA") and a portion of the proceeds of a private placement in 1997 of $6 million, 10% Convertible Subordinated Debentures (the "Debentures"). The industrial revenue bonds were issued by the OIA in October 1996. The bonds are payable in quarterly installments of principal and interest in the amount of approximately $157,000, with final payment due October 1, 2007. A debt service reserve fund of $157,000 was also set aside from the bond proceeds. The reserve fund was used to pay the April 1, 2000 principal and interest payment. A mortgage exists on the Oklahoma City facility to collateralize the bond indebtedness. The balance outstanding was $3,530,000 at August 31, 2000. The Company is in default of the bond agreement because the principal and interest payment due July 1, 2000 was not paid.

         The Debentures were issued by the Company during the third quarter of 1997, providing net proceeds of approximately $5,467,000. The Debentures bear interest at 10 percent, which is payable semiannually, and matured on June 30, 2000. The principal balance of each Debenture is convertible into shares of common stock at a price of $8.75 per share at the option of each Debenture holder or at the option of the Company if the closing price of the common stock is at least 175% of the conversion price for 20 of 30 consecutive trading days and certain other conditions are satisfied. The Debentures and final interest due have not been paid. The Company is currently negotiating with Debenture holders to convert the Debentures at a substantially reduced conversion price.

         In September 1997, the Company entered into a loan agreement with the City of Oklahoma City in the form of a HUD Section 108 loan in the amount of $1,250,000 for start-up expenses of the manufacturing facility and associated working capital requirements. The loan bears interest at 5.5%. Principal and interest payments are due annually beginning August 1, 2000, in the amount of $140,000. An interest only payment is due each February 1 until maturity which is August 1, 2008. The loan is collateralized by a second mortgage on the manufacturing facility. The Company was unable to make the August 1, 2000 payment.

         The Company entered into an agreement with a lending institution for a total funding of $1,775,815 for equipment and tooling for the new manufacturing facility. Principal and interest, at 9.25%, is payable monthly with the final payment due in July 2004 and is collateralized by equipment. The outstanding balance at August 31, 2000, was $1,397,970. The Company is not in compliance with net worth requirements in the loan agreement and is not current on payments.

         The Company had a line of credit at Chickasha Bank, secured by the Chickasha property, in the amount of $380,000 for short-term cash flow needs. In March 2000, the Company closed the sale of the Chickasha plant and the proceeds were used to pay off this loan.

         In April 1998, the Company finalized a $2,000,000 construction loan for the Oklahoma City office facility that cost approximately $2.4 million. This loan was converted to a first mortgage loan in June 1999 in the amount of $2,010,000. Initially, the loan bears interest at 8.25%. Principal and interest payments of $17,127 are due monthly. The note matures in June 2002. Also, in June 1999, a second mortgage in the amount of $253,000 was finalized. Initially, the loan bears interest at 8.25%. Principal and interest payments of $3,103 are due monthly. The note matures in June 2002. The interest rates on both of these notes are variable at Wall Street Journal prime rate plus .5%. The balances on the loans at August 31, 2000, are $1,972,338 and $237,472, respectively. The Company is past due on these note payments.

         The Company has a line of credit of $5,088,160 with a financial institution for working capital requirements. Interest is payable monthly at a variable rate of 2.0% over national prime.

The agreement contains a financial covenant that provides for a minimum tangible net worth. At February 29, 2000, the Company was not in compliance with this covenant. However, in April 2000, the loan agreement was modified and reduced the net worth requirement, among other things, which brought the Company into compliance. The loan modification agreement expired June 26, 2000. Since then the Company has entered into forbearance agreements which, among other things, extends the maturity date to October 31, 2000; prohibits payments of principal or interest on the Debentures and certain other debt; provides for assessment of monthly administrative fees; and increases the interest rate to 3% above national prime. This credit facility is collateralized by certain accounts/notes receivable, inventory and general intangibles and as of August 31, 2000, $4,822,479 was outstanding.

         In November 1999, the Company entered into a loan agreement with the City of Oklahoma City in the amount of $2,000,000 for working capital purposes. The loan bears interest at 6%. Interest and principal is due at maturity on November 2, 2000. This note is collateralized by accounts receivable, inventory and a mortgage on the Oklahoma City plant facility.

         Total notes payable of $2,000,000 to a company were outstanding at August 31, 2000. These notes are collateralized by certain patents and bear interest ranging from 10.75% to 13% and matured June 14, 2000. The Company has not paid these notes and related accrued interest and is currently negotiating to settle this debt. Under the terms of the note agreements, the Company is entitled to nonexclusive use of the certain patents for a period of one year from maturity date during which time the Company can repay the note with interest and reclaim the patents.

         In September 2000, the Company entered into five separate loan agreements totaling $500,000. These promissory notes are interest free for 90 days. After 90 days, the notes bear interest at 12% until paid in full. The principal amount of the notes, together with all accrued and unpaid interest, if any, is due and payable in full on the earlier of (a) the Company's sale of a minimum of $4,000,000 of its securities or (b) September 14, 2001.

         As inducement to each of the five lenders, the Company agreed to issue to each lender one share of the Company's common stock for each $1.25 loaned to the Company. Accordingly, 400,000 shares were issued subsequent to August 31, 2000. The placement agent for this funding was issued a three-year common stock purchase warrant for 100,000 shares of the Company's stock at a $.001 per share exercise price.

         The Company does not have sufficient capital resources to fund its debt service and operating requirements for the next four quarters. Operating losses have increased the Company's funding requirements and require it to obtain additional capital. Accordingly, the Company has engaged an investment banker to seek additional sources of capital. There can be no assurances that management's nor the investment banker's efforts will be successful. (See discussion in the "General" section of Management's Discussion and Analysis of Financial Condition and Results of Operations.)

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         a. Notes payable to a company totaling $2,000,000 collateralized by certain patents plus accrued, unpaid interest of $335,965. The Company is in default in the payment of this debt, which matured June 14, 2000.

         b. Notes payable to a financial institution totaling $2,209,810 collateralized by mortgages on the Oklahoma City office facility, plus accrued, unpaid interest of $45,474. The Company is in default in the payment of monthly principal and interest payments.

         c. Oklahoma Industries Authority industrial revenue bonds totaling $3,530,000, collateralized by a mortgage on the Company's plant facility, plus accrued, unpaid interest of $117,207. The Company is in default in the payment of the quarterly principal and interest payment due July 1, 2000.

         d. Convertible subordinate debentures totaling $6,000,000 plus accrued, unpaid interest of $401,781. The Company is in default in the payment of these debentures, which matured June 30, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.    The following exhibits have been filed as part of this report:

     Exhibit No.     Description
     -----------     -----------

       10.41 Loan Modification Agreement between Tower Tech, Inc. and People First Bank dated September 15, 2000

       10.42 Security Agreement between Tower Tech, Inc. and Taglich Brothers, Inc. as collateral agent dated September 15, 2000

       10.43 Tower Tech, Inc. Common Stock Purchase Warrant to purchase 100,000 shares of Common Stock issued to Taglich Brothers, Inc. dated September 15, 2000

       10.44 Piggy-Back Registration Rights Agreement between Tower Tech, Inc. and Taglich Brothers, Inc. dated September 15, 2000

       10.45 $50,000 Promissory Note between Tower Tech, Inc. and EBS Microcap Partners, L.P. dated September 19, 2000

       10.46 Piggy-Back Registration Rights Agreement between Tower Tech, Inc. and EBS Microcap Partners, L.P. dated September 19, 2000

       10.47 $200,000 Promissory Note between Tower Tech, Inc. and Dolphin Offshore Partners, L.P. dated September 27, 2000

       10.48 Piggy-Back Registration Rights Agreement between Tower Tech, Inc. and Dolphin Offshore Partners, L.P. dated September 27, 2000

       10.49 $50,000 Promissory Note between Tower Tech, Inc. and Robert Taglich dated September 15, 2000

       10.50 Piggy-Back Registration Rights Agreement between Tower Tech, Inc. and Robert Taglich dated September 15, 2000

       10.51 $50,000 Promissory Note between Tower Tech, Inc. and Michael Taglich dated September 15, 2000

       10.52 Piggy-Back Registration Rights Agreement between Tower Tech, Inc. and Michael Taglich dated September 15, 2000

       10.53 $150,000 Promissory Note between Tower Tech, Inc. and Shadow Capital LLC dated September 21, 2000

       10.54 Piggy-Back Registration Rights Agreement between Tower Tech, Inc. and Shadow Capital LLC dated September 21, 2000

       27            Financial Data Schedule


         b. The Company filed a report on Form 8-K during the quarter for which this report is filed announcing the retirement of Harold Curtis from his CEO position with the Company. The report was dated September 27, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            TOWER TECH, INC.

                                            (Registrant)



Date:  July 14, 2000               /s/ROBERT BRINK
                                   --------------------------------------------
                                   Robert Brink, President and CEO

Date:  July 14, 2000               /s/CHARLES D. WHITSITT
                                   --------------------------------------------
                                   Charles D. Whitsitt, Chief Financial Officer