Form 10KSB40
period 2001-11-30
TOWER TECH INC
filed 2002-03-15
CIK 913034

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                OF 1934 [Fee Required]

                   For the fiscal year ended November 30, 2001

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                OF 1934 [No Fee Required]

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

Issuer's telephone number: 405/290-7788

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.01

       Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes ( ) No (X)

       Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

       State the issuer's revenues for its most recent fiscal year. $4,566,263.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

                  $5,721,274 based on 2,860,637 shares at $2.00 per share, the price at which the new common equity was sold. (For purposes of calculating this amount only, all the directors and executive officers of the issuer have been treated as affiliates.)

                           (ISSUERS INVOLVED IN BANKRUPTCY
                        PROCEEDINGS DURING THE PAST FIVE YEARS)

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                 Yes (X) No ( )

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Common stock $.01 par value 3,164,026 shares as of March 12, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

         Transitional Small Business Disclosure Format     Yes ( ) No (X)

                                TABLE OF CONTENTS

                                                                                   PAGE
                                                                                   ----
                                  Part I
             Introductory Statement                                                   1

Item  1.     Description of Business                                                  2

Item  2.     Description of Property                                                  9

Item  3.     Legal Proceedings                                                        9

Item  4.     Submission of Matters to a Vote of Security Holders                      9

                                  Part II

Item  5.     Market for Common Equity and Related Stockholder Matters                10

Item  6.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                     12

Item  7.     Financial Statements                                                    15

Item  8.     Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                                     15

                                 Part III

Item  9.     Directors, Executive Officers, Promoters, and                           16
             Compliance With Section 16(a) of the Exchange Act

Item 10.     Executive Compensation                                                  17

Item 11.     Security Ownership of Certain Beneficial Owners and Management          19

Item 12.     Certain Relationships and Related Transactions                          21

Item 13.     Exhibits and Reports on Form 8-K                                        22

             Financial Statements                                                   F-1

                                Tower Tech, Inc.
                                   Form 10-KSB

                                     PART I

Introductory Statement

         The following discussion should be read in conjunction with our financial statements and the related notes thereto.

         We began the extensive effort of introducing new technology to the cooling tower industry in 1991. From 1991 through 2000, we focused significant efforts on research and development. As our technology evolved, the market's acceptance of our factory-assembled and field-erected lines of cooling towers accelerated. To date, we, together with our global representatives, have sold approximately $130,000,000 of products containing our technology. Our estimated sales backlog is over $3 million, as of March 8, 2002. Although we saw strong market acceptance of our technology, extensive investment in research and development depleted operating capital and cash reserves. Several setbacks exerted tremendous financial strain on us.

         In 1996, in an effort to reduce costs and improve profit margins, we redesigned our TTMT Series of factory-assembled towers, started construction on a new manufacturing plant in Oklahoma City, and began bringing the production of certain component parts in-house. We redesigned the TTMT tower and named the new design the "TTEF". Product development delays, coupled with construction and tooling delays, caused the new manufacturing plant to become operational over a year later than anticipated. The delays contributed significantly to our losses in FY 1998 and FY 1999.

         Another major setback was the downturn of several Asian economies, which rapidly spread throughout our international markets in 1998. This economic downturn resulted in the cancellation or postponement of several cooling tower projects. Since 1995, we have invested considerable resources in the development of international markets. We had anticipated significant revenues from international activities. As a direct result of the international market downturn, our actual revenues from international activities were significantly lower than anticipated.

         Our new Oklahoma City manufacturing plant was put into production at the beginning of 1999. At that time, we began shipping the first factory-assembled cooling towers. From February 1999 to May 1999, we shipped approximately 145 TTEF Series cooling towers with all in-house extruded wall panels. When put into service, a number of these units contained unforeseen design or quality defects that caused water leaks, and the larger size units had an additional undetected structural defect. To effect permanent solutions to these problems, we ceased manufacturing and assembly operations for forty-two days during the third quarter of 1999 so extrusion and injection molding tools could be modified. As a result, 1999 tower sales, cost of goods sold (including warranty expense), and research and development costs were negatively impacted.

         Losses resulting from the foregoing business setbacks reduced equity and negatively impacted cash flow. As a result, we fell out of compliance with the net worth covenants in our loan agreements. We were also unable to pay past-due balances owed to materials suppliers, and consequently were required to pay for new materials on a cash-in-advance-basis, which compounded cash flow problems. We were also unable to service our other debt obligations. We tried, unsuccessfully, to restructure outside of bankruptcy and on December 19, 2000, filed a voluntary petition under Chapter 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Western District of Oklahoma (the "Bankruptcy Court"), Case No. 00-20285-TS. On July 20, 2001, we filed with the Bankruptcy Court our plan of reorganization. On November 20, 2001, the Bankruptcy Court entered an order confirming the plan of reorganization as amended (the "Bankruptcy Plan"). On

January 8, 2002, the Bankruptcy Court entered the Final Order Supplementing Order Confirming the Bankruptcy Plan to Include Third Supplement to Plan of Reorganization. Following the filing of our voluntary petition in bankruptcy, we operated as a debtor-in-possession and, therefore, remained in possession of our property and operated our assets during the pendency of our bankruptcy case. On February 1, 2002, we emerged from proceedings under Chapter 11 of the Bankruptcy Code (the "Effective Date"). The Bankruptcy Plan provides for the classification and treatment of all claims against and equity interests and, as of the Effective Date, the rights afforded and the treatment of all claims and equity interests in the Bankruptcy Plan were exchanged in complete satisfaction, discharge and release of all such claims and equity interests. See Part II, Item 6 - Liquidity and Capital Resources.

         As of the Effective Date, our Certificate of Incorporation and Bylaws were amended and restated.

         Pursuant to the Bankruptcy Plan, as of the Effective Date, all of our issued and outstanding securities were cancelled, and we are now authorized to issue new common stock and warrants to purchase such common stock. See "Item 5. Market for Common Equity and Related Stockholder Matters."

         In connection with the confirmation of the Bankruptcy Plan, all of the members of our Board of Directors resigned or were replaced. In accordance with the Bankruptcy Plan, our new board of directors consists of Don J. Miller, Robert C. Brink, Douglas E. Hailey and B. Kent Garlinghouse. The Board of Directors has agreed to fill the fifth vacant directorship with such persons as may subsequently be nominated by Taglich Brothers, Inc. ("Taglich").

         In February 2002, pursuant to the Bankruptcy Plan, we paid $2,535,000 of allowed claims. We intend to issue to our unsecured creditors holding allowed claims of approximately $23,000,000 an aggregate of 900,000 shares of our newly issued common stock. These claims and certain other residual bankruptcy-related matters are still within the jurisdiction of the Bankruptcy Court. There can be no assurance as to the amount we will be required to pay with respect to these matters.

Item 1.  Description of Business.

         We are an Oklahoma corporation formed on February 27, 1984.

         We are in the business of manufacturing and selling innovative modular cooling towers. We introduced our factory-assembled TTMT Series Modular Cooling Tower to the market in 1992. The TTMT's exterior walls and structural members were constructed of hand-laid fiberglass in a process similar to that used in the manufacture of boat hulls. The hand-laid process proved too costly, and in 1993 we redesigned the TTMT to utilize reinforced fiberglass wall panels of a proprietary design and outsourced production of wall panels.

         In 1995, we introduced the field-erected reinforced concrete TTCT Series Modular Cooling Tower. The original design required the concrete walls to be poured at the customer's job site and then, following several days of curing, the wall panels would be "tilted up" and set in place. In 1998, we redesigned the TTCT using a pre-cast design in which concrete wall panels are formed and poured at a location remote from the customer's job site, then transported to the job site by standard trucking. The pre-cast design was an improvement over the tilt-up design because it requires less work area at the customer's site, concrete members can be produced in an assembly-line fashion in a factory-like setting, and inclement weather has less impact on a project's schedule. We have not marketed TTCT cooling towers since 2000 and do not expect to market them until late 2002 or early 2003.

         In 1997, in an attempt to reduce costs and selling prices and increase margins and market share, we redesigned the TTMT and began bringing the manufacture of component parts in-house. To signify this redesign, we changed the designation of our factory-assembled tower to "TTEF" and discontinued the TTMT. The exterior walls and structural members of TTEF towers were made of extruded PVC plastic materials. The TTEF development process required one year longer than expected and we received numerous orders in 1998 that had to be rejected or deferred until the TTEF could be produced. We began producing TTEF modules in January 1999 and shipped approximately 145 units by April 1999. As customers put early TTEF modules into service, more than 90 modules were found to have defects that resulted in warping exterior walls, which in some cases caused sealant materials to tear away, which in turn caused water leaks. To address these problems, we ceased manufacturing operations for forty-two days in mid-1999 while dies and assembly methods were modified. In September 1999, we began building and shipping modified TTEF modules. While the improved TTEF did not have the defects of early units, we were never able to reduce costs significantly over our earlier TTMT design and the TTEF had become stigmatized in the marketplace.

         After we came under new management in September 2000, we began the process of resurrecting our line of TTMT towers and discontinuing the TTEF line. The existing TTMT tooling was refurbished, and we also entered into a supply agreement with a manufacturer of pultruded fiberglass profiles for the supply of wall panels. Also, annually since 1993, our factory-assembled cooling towers have been certified as to thermal performance by the Cooling Technology Institute, which is the principal association of the cooling tower industry. In 2001, we refined our Water Collection System technology, increasing the thermal performance capability of our factory-assembled cooling towers by more than 11%. As a result of this significant improvement in thermal performance, as well as other enhancements and improvements, the model designation of the TTMT has been changed to "TTGE." We have been marketing the TTGE since July 2001. The TTEF line has been discontinued and we do not expect to market or produce the TTEF in the future.

         We are in the business of manufacturing and selling modular evaporative water cooling towers. Our factory-assembled modular cooling towers, made primarily of non-corrosive materials and sold in the commercial (air conditioning mainly for comfort cooling purposes), industrial and utility segments of the cooling tower markets, were first introduced in 1992. The field erected pre-cast reinforced concrete modular cooling tower design was introduced in 1995 mainly for the industrial and utility segments of the cooling tower market. Our cooling towers utilize several innovative design innovations, including the patented Rotary Spray Nozzle; the patented Water Collection System, which enables all mechanical equipment to be installed below the tower for longer life, increased safety, and ease of maintenance; a Flow-Thru Basin which prevents the accumulation of sludge sediment inside the tower; and a modular, compact and efficient design which we believe addresses many of the deficiencies common to conventionally designed cooling towers. Individual modules are utilized for light-duty air conditioning and industrial applications, although many customers connect modules in series to serve larger applications. The compact design of the factory-assembled modules allows them to be transported on standard low-boy trailers and installed quickly and easily. Our field-erected pre-cast reinforced concrete cooling towers incorporate the same patented design features as our factory-assembled towers.

The Cooling Tower Market

         The market for cooling towers is divided into three general market segments: (i) the commercial or HVAC segment (air conditioning mainly for comfort cooling purposes); (ii) the light to medium industrial segment; and
(iii) the heavy industrial and utility segment. Although all evaporative cooling towers work on the same basic principles, cooling towers may generally be divided into two categories: (1) factory-assembled units and (2) field-erected cells. Factory-assembled towers are shipped to the customer as a completed unit and typically are sold to HVAC and light to medium industrial users. In the commercial segment of the market, cooling towers are typically sized from 30 to 1,000 nominal cooling tons. Light to medium industrial applications require cooling towers with water flow rates ranging from approximately 500 to 10,000 gallons per minute ("GPM"). GPM is the standard unit of measurement in the industrial segment, while the commercial segment denominates capacity in nominal cooling tons, with one ton equal to three GPM. Because of shipping and other technical constraints, factory-assembled cooling towers ordinarily range in size from 150 to 920 nominal cooling tons. Field-erected towers are constructed on the customer's site and typically are sold to medium to heavy industrial users and utilities. Heavy industrial applications require cooling towers sized from approximately 10,000 to 100,000 GPM, while utility applications range from 30,000 to 200,000 GPM or more.

         Cooling towers can range in price from less than $20,000 for a 500 nominal ton unit intended for a small comfort cooling application use to more than $1,000,000 for a tower built to meet the specifications of a heavy industrial or utility customer. Accurate information about cooling tower industry sales is difficult to obtain because many cooling tower companies are privately held or are divisions of large companies. In addition, the size of the new cooling tower market can be understated because the refurbishment or rebuilding of a cooling tower in some cases essentially entails the erection of a new cooling tower even though it may not be characterized as such. Limited market information is available from the U.S. Department of Commerce and from private studies. Based on this limited information and our evaluation of the market, we estimate that the total annual United States cooling tower market ranges from $500 million to $700 million, approximately half of which is for new towers and half of which is for the repair and rebuilding of existing towers, and that the total annual worldwide market ranges from $1.5 billion to $2.0 billion.

The TTGE Series Factory-Assembled Modular Cooling Tower

         Cooling towers come in a variety of sizes, prices, designs and quality. Small capacity cooling towers intended for comfort cooling air conditioning applications typically are forced-draft or induced-draft towers which may be constructed of wood, galvanized metal, plastic or fiberglass. Most large capacity cooling towers used in the United States and worldwide are induced-draft towers and are constructed primarily of wood and/or fiberglass. These towers are usually constructed on an in-ground concrete water basin and have a treated wood framework which is sometimes clad with galvanized steel or fiberglass. Internal components of conventional cooling towers are typically made of wood, galvanized steel, stainless steel, fiberglass and plastic.

         Our factory-assembled TTGE Series Modular Cooling Tower is designed to address many of the deficiencies which we believe exist in the design of other cooling towers on the market. We believe that the modular design and inter-connectability of the TTGE Series Modular Cooling Tower are unique in the marketplace. The TTGE Series Modular Cooling Tower is energy efficient, environmentally friendly, corrosion-free, requires less maintenance, and may be inventoried for immediate shipment.

         The modular design of the TTGE Series Modular Cooling Tower allows a number of units to be interconnected to meet almost any cooling requirement. On more than one occasion, customers have interconnected more than 50 of our factory-assembled modules to satisfy cooling demand exceeding 125,000 GPM. Other manufacturers offer small factory-assembled cooling towers, including units which incorporate plastic and fiberglass components and which can be interconnected. However, interconnection of most models of such towers tends to cause more re-circulation of a tower's exhaust air, which reduces tower performance, and piping such towers is more difficult. As a result, it is unusual to find more than a few conventionally designed cooling towers connected in a series. Thus, other factory-assembled cooling towers have limited application except in the commercial and light industrial segments of the market. All segments of the cooling tower market can be served by the TTGE Series model, from light commercial applications to large petrochemical, refinery and power generation operations.

         Immediate delivery of TTGE Series Modular Cooling Towers is often possible because modules are factory-assembled and can be inventoried for quick shipment. Installation time per module is typically just one hour, excluding electrical and piping connections. With our TTGE or TTCT towers, the in-ground concrete basin or sediment-type basin common to all other cooling towers is replaced by an internal Flow-Thru Basin which prevents the accumulation of sludge and biological debris inside the tower. The TTGE Series Modular Cooling Tower is supported on a substructure which can either be customer-provided fabricated metal or concrete piers, or can be a reinforced fiberglass substructure supplied by us. The modular design also lends itself to shipment via standard trucking without special permits. TTGE Series modules are readily shipped to international customers as well, either in unassembled kits or fully assembled.

         We believe that nozzles found in most conventionally designed cooling towers are problematic because they tend to clog easily, a condition which diminishes the performance of a tower, and because they offer limited ability to vary water flow with changes in heat load and ambient temperature. Most nozzles used in cooling towers today utilize a fixed orifice/splash plate combination in an attempt to minimize the clogging problem. This design tends to create void areas in the water distribution pattern, which causes inefficient operation and performance deficiencies. These deficiencies can be mitigated to some degree by installing additional fill media and/or designing a higher air inlet area in the cooling tower, although these steps result in additional capital investment and higher operating costs due to increased pump head and fan horsepower requirements. Also, the spray pattern produced by fixed-oriented nozzles tends to reduce in size as water flow is reduced, causing dry void areas in the full media through which air preferentially migrates without doing much cooling work.

         To address these design deficiencies, Tower Tech's founder designed and patented the Rotary Spray Nozzle(TM). The Rotary Spray Nozzle(TM) is designed to operate clog-free even in severe operating conditions because it utilizes a rotating disc that floats and spins rapidly on a "water bearing," and uniformly distributes hot water across the entire fill area while generating a self-cleaning action. The radial discharge design allows the nozzle to operate just one to two inches above the fill media and at lower pressure than most conventional nozzles which typically operate at distances of 18 inches or higher above the fill media. The Rotary Spray Nozzle(TM) improves cooling tower performance while significantly reducing pump head requirements, which reduces energy costs. Also, the Rotary Spray Nozzle(TM) is designed to produce a nearly square six-foot by six-foot spray pattern across the fill media to improve cooling efficiency. It also contains a stainless steel spring that automatically adjusts its exit orifice to assure uniform water coverage across a six-foot by six-foot area.

         In addition to reduced pump head requirements attributable to the Rotary Spray Nozzle(TM), the pump head requirement in the TTGE Series Modular Cooling Tower is reduced because the circulating water is collected in the elevated Flow-Thru Basin above the air inlet. This results in reduced pump operating costs compared to a comparable size conventional cooling tower.

         The TTGE Series Modular Cooling Tower is designed with a bottom-mounted fan system. This innovative design minimizes maintenance because fans are connected directly to a motor's shaft and there is therefore no need for gearboxes, drive shafts, belts or pulleys. We produce several sizes of

TTGE modules. The smallest model size has two motors and fans and is designed to handle approximately 150 to 185 cooling tons, or 450 to 555 GPM. The largest model size has 10 motors and fans and is designed to handle approximately 735 to 920 tons, or 2,205 to 2,760 GPM. The motors in each module may be turned on and off automatically to follow changes in heat load and ambient temperature, thereby delivering more efficient cooling than is possible with conventionally designed cooling towers. Further, the TTGE mechanical equipment is located beneath the "canopy" of the cooling tower itself, in the cool, dry intake air stream where the motor and fan are protected from the natural elements. This location enables most cooling tower service work to be performed at grade level beneath the tower; therefore, customer spare parts inventory may be limited to just a single motor and fan. In the event of mechanical failure, the probability is that only one fan/motor combination will be inoperable, thus enabling the continued operation of the remaining motors/fans until repairs can be made. The TTGE Series Modular Cooling Tower has built-in redundancy, safety and maintenance friendliness not found in conventionally designed cooling towers that typically have top-mounted motors, drive shafts, gear reducers and fans, plus safety apparatus such as railings, access ladders, and stairways.

         The TTGE Series Modular Cooling Tower has a patented Water Collection System located just above the fans and below the fill media. The Water Collection System consists of a series of parallel simusoidal-shaped overlapping vanes that form a wet/dry barrier over the fans. As re-circulating water exits the fill media after it is cooled, it falls into the Water Collection System, which discharges it into the module's Flow-Thru Basin, which consists of hollow support beams around the inside perimeter of the tower. These hollow beams serve as the cooling tower's cold water reservoir. The tower's fill media, which is where the heat transfer actually occurs, rests on top of the Water Collection System vanes. The fill media may be easily installed or removed from the module if cleaning or replacement of the fill media is required. A module's hot water distribution system consists of a PVC header pipe and laterals and is connected to the top of the module. The module's drift (or mist) eliminators are supported by the water distribution piping header and laterals.

         The materials used in construction of the TTGE Series Modular Cooling Tower virtually eliminate all corrosion and biohazard problems associated with cooling towers. Conventionally designed wood cooling towers contain wood structural components treated with chemicals such as arsenic, which are environmentally undesirable. Conventionally designed galvanized metal cooling towers contain heavy metals like zinc and lead which can leach into the re-circulating process water and which are also environmentally undesirable. Corrosion and deterioration of wood and metal component parts of a conventionally designed cooling tower often lead to costly maintenance, frequent repair, and ultimately replacement of the tower.

         The TTGE Series Modular Cooling Tower is produced in several sizes. They are eleven feet in height and they range in size from a twelve-foot by six-foot module with two fans/motors, to a twelve-foot by thirty-one foot module with ten fans/motors. The individual module capacities range from approximately 150 nominal cooling tons to 918 nominal cooling tons, or approximately 450 GPM to 2,754 GPM. These ranges of cooling duty are achieved by using various sizes of modules and internal components, including motors, fans and fill media. Individual modules of varying sizes can be connected in a series to satisfy the specific cooling requirements of customers.

Assembly of Products

         Our TTGE Series Modular Cooling Towers are currently assembled at our Oklahoma City plant. In 2001, we began implementing a quality assurance management process based on the "Zero Defects" philosophy and methodology espoused by Phillip Crosby Associates II, Inc. The goals of this process include eliminating rework and scrap, minimizing warranty expense, and increasing customer satisfaction and loyalty.

The Field-Erected TTCT Series Pre-cast Reinforced Concrete Modular Cooling Tower

         In 1995, we introduced the field-erected reinforced concrete TTCT Series Modular Cooling Tower. The original design required the concrete walls to be poured at the customer's job site and then, following several days of curing, the wall panels would be "tilted up" and set in place. In 1998, we redesigned the TTCT using a pre-cast design in which concrete wall panels are formed and poured at a location remote from the customer's job site, then transported to the job site by standard trucking. The new pre-cast design is an improvement over the tilt-up design because it requires less work area at the customer's site, concrete members can be produced in an assembly-line fashion in a factory-like setting, and inclement weather has less impact on a project's schedule. We have not marketed TTCT cooling towers since 2000 and we do not expect to resume marketing it until late 2002 so that we may concentrate fully on building TTGE towers. The same technological advances found in our TTGE Series Modular Cooling Towers are utilized in the concrete tower, except TTCT modules are far larger - a single module measures twenty-six feet in height, thirty-six feet in width, and thirty-six feet in length -- and each module utilizes a single large motor, a close-coupled 90 degree gear reducer, and a thirty-foot diameter fan. The concrete cooling tower is built using a pre-cast construction method which substantially reduces construction time compared to similar size wood or conventional concrete towers.

Modular Cooling Tower Rental Program

         In December 1998, we sold our rental division assets to Aggreko, Inc., the U.S. subsidiary of United Kingdom-based Aggreko plc, for $13.5 million. We also licensed Aggreko as our exclusive global licensee for the rental of our factory-assembled modular cooling towers and entered into a ten-year supply agreement under which Aggreko will purchase our factory-assembled cooling towers as Aggreko builds its rental business. We also entered into a non-compete agreement pursuant to which we agreed not to engage in the business of renting cooling towers until December 4, 2003.

Marketing and Sales

         We sell our products through a combination of direct sales by our own employees and by indirect sales through an established worldwide network of independent sales representatives, licensees and distributors. We have exclusive licensing agreements for the marketing and sale of our products in India, South Africa, and Southern Europe.

         We sell our modular cooling tower products in the United States principally through independent manufacturers representatives who also sell pumps, motor controls, valves, heat exchangers, chillers and various other kinds of hydronic equipment. Prior to filing our voluntary petition in bankruptcy, we were represented by approximately 42 such firms having approximately 69 offices in 35 states. We are currently represented by more than half of our pre-bankruptcy manufacturers representatives, as well as a number of recently recruited manufacturers representatives, with approximately 38 offices in 22 states. All are actively selling our products. We will continue to recruit new manufacturers representatives to sell our products in geographic areas not presently covered.

         In addition to direct sales activities, we market our products at trade shows, by telemarketing, through direct mail solicitations, and by advertising in various trade publications. We make extensive use of promotional videos, a web site, and other electronic media that portrays our products using videography and graphical computer animation. These media, including videos and compact discs, are distributed to engineering firms, contractors, manufacturers and to specialized mailing lists in the commercial, utility, and industrial cooling tower markets. We have a marketing manager who is responsible for publicizing our products, identifying marketing opportunities, and developing a comprehensive marketing strategy.

Competition

         The market for cooling towers is extremely competitive. There are 15 to 25 manufacturers of cooling towers in the United States. The two largest manufacturers, Marley Cooling Tower Co. and Baltimore Aircoil, together account for 60 percent to 70 percent of the U.S. market. A number of our competitors are substantially larger in size and have greater financial and other resources than we do. Many of these competitors have been in business for a number of years and are well established in the industry.

         A number of competitors manufacture and market cooling towers which use concrete, fiberglass and other composite materials, PVC cellular fill media and other construction and design refinements which are similar to our cooling towers. Several competitors manufacture factory-assembled fiberglass cooling towers, including units that can be connected in a series, although only a few units may be connected this way. We believe that our cooling towers offer several advantages over cooling towers produced by our competitors. There can be no assurance, however, that our competitors will not develop and produce a product which is comparable or superior to our products.

Suppliers and Vendors

         We rely upon suppliers for materials and parts used to assemble our products. Most materials and component parts are available from multiple sources. We have invested in tools and steel dies, which in a few cases, are used by suppliers in the manufacture of our components. We do not expect to experience any significant delays in obtaining component parts for our products. Although we have been operating on "cash in advance" terms during our bankruptcy case, we expect to return to normal credit terms with suppliers and vendors in the near future.

Patents

         We own patents covering the design of our factory-assembled cooling towers (U.S. Patent No. 5,227,095) and field-erected concrete cooling tower (U.S. Patent No. 5,545,356). The patents expire in 2010 and 2014, respectively. We also own other United States and foreign patents for technology used in such towers. Mr. Harold Curtis, our founder and former chief executive officer, has also granted us an exclusive, royalty-free license for the Rotary Spray Nozzle(TM), giving us the exclusive right to use this technology in cooling tower applications. The licensed technology is the subject of patents (U.S. Patent Nos. 5,143,657 and 5,152,458) that will expire in 2009. Mr. Curtis has retained all rights with respect to these two patents in all applications other than cooling towers.

Product Design and Research and Development

         We have spent $5.3 million on research and development over the last six years. A significant portion of the 2000, 1999 and 1998 costs were related to the redesign of the TTMT Series tower to the TTEF Series tower in an attempt to reduce production costs. We are not incurring substantial research and development costs for any products at this time and do not expect to incur substantial research and development costs in the foreseeable future.

Governmental Regulation and Environmental Laws

         We are subject to the requirements of a number of federal, state and local laws, such as the federal Occupational Safety and Health Act ("OSHA"). We generate small quantities of waste in the course of manufacturing activities, some of which are classified as hazardous waste under state and federal law. We endeavor to comply with all state and federal laws and believe that we are in compliance with all applicable federal, state and local regulations, including environmental regulations.

Warranties and Customer Service

         We provide a limited warranty on our products. See further discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations". We also provide field support services on an individual call basis and will offer service maintenance contracts in the future. Necessary repairs are made at the installation site.

Employees

         As of November 30, 2000 and 2001, we employed 75 and 60 full-time workers respectively. None of our employees are subject to a collective bargaining agreement. We believe that relations with our employees are good.

Item 2.  Description of Property.

         Our principal place of business is located at 11935 South I-44 Service Road, Oklahoma City, OK 73173. We are located in south Oklahoma City, Oklahoma, on a 14-acre tract. The manufacturing facility of approximately 98,000 square feet houses our manufacturing and assembly operations as well as office facilities. As of February 1, 2002, the Effective Date of our bankruptcy, we abandoned the property; however, we are finalizing a long-term lease with option to purchase for the property.

Item 3.  Legal Proceedings.

         As indicated above, we are disputing certain pre-petition bankruptcy claims, which claims and certain other residual bankruptcy-related matters are still within the jurisdiction of the Bankruptcy Court. We were a party to several lawsuits at the time we filed for protection from creditors under Chapter 11 of the Bankruptcy Code. All such claims and lawsuits have been treated as described in the Bankruptcy Plan.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to stockholders during the fourth quarter of the fiscal year ended November 30, 2001.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         As of March 13, 2002, there were approximately 75 record holders of our common stock, par value $0.01 per share (the "New Common Stock"). Immediately prior to the Effective Date, there were 4,104,740 shares of our common stock, par value $0.001 per share (the "Old Common Stock"), issued and outstanding and held by approximately 70 holders of record. As of the Effective Date, all of the Old Common Stock was cancelled. The trading symbol for the Old Common Stock was TTMT. The Old Common Stock was delisted and ceased trading on The Nasdaq Small-Cap Market on or about August 18, 2000, after which time the Old Common Stock was quoted on the over-the-counter bulletin board. As of the Effective Date, the Old Common Stock ceased being quoted on the over-the-counter bulletin board.

         Pursuant to the Bankruptcy Plan, we are now authorized to issue 10,000,000 shares of New Common Stock. In accordance with the Bankruptcy Plan, the holders of Old Common Stock will receive, in exchange for their shares of Old Common Stock, warrants (the "Warrants") to purchase shares of New Common Stock. Each owner of Old Common Stock will receive a warrant certificate entitling such owner to purchase 0.02826 of a share of New Common Stock for each share of Old Common Stock held by such owner. The purchase price of New Common Stock under such warrant certificate will be $3.00 per share. The Warrants are currently exercisable and will expire on January 30, 2007. A total of 116,000 shares of New Common Stock will be issued upon exercise of the Warrants. The issuance of such Warrants and New Common Stock will be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), by virtue of Section 1145 of the Bankruptcy Code. We are in the process of preparing the Warrant Certificates to evidence the Warrants and expect to distribute those Warrant Certificates to the holders of Old Common Stock in April 2002.

         The symbol for the New Common Stock, when issued, will be TRTCV, and the symbol for the Warrants, when issued, will be TRTWV. The symbols will be TRTC and TRTCW, respectively, once all securities to be issued pursuant to the Bankruptcy Plan are delivered to the appropriate recipients and trading in those securities is permitted to be settled "regular way."

         Pursuant to the Bankruptcy Plan, each of the approximately 200 persons or entities who is an allowed, general unsecured creditor will be issued a portion of 900,000 shares of New Common Stock based on the amount of such creditor's claim as compared to the total amount of all allowed, general unsecured claims. The issuance of such New Common Stock will be exempt from registration under the Securities Act by virtue of Section 1145 of the Bankruptcy Code. We are in the process of distributing those 900,000 shares of New Common Stock to such creditors.

         Currently there is no public trading of the New Common Stock or the Warrants. We expect the New Common Stock and the Warrants to be quoted on the over-the-counter bulletin board. The following is a summary of the high and low bid price for each of the 2000 and 2001 quarters for the Old Common Stock:



                                            2000             2001
                                        High     Low     High    Low
                                        ----     ---     ----    ---
              Quarter Ending 2/28       2.156   0.688   .3125   .0800
              Quarter Ending 5/31       1.750   0.875   .1000   .0001
              Quarter Ending 8/31       1.125   0.625   .0500   .0010
              Quarter Ending 11/30      0.938   0.156   .0100   .0001

         The above information was obtained from the National Association of Securities Dealers. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

Dividends

         We have never declared a cash dividend on either the Old Common Stock or the New Common Stock, and we do not anticipate declaring any such dividends in the foreseeable future. We intend, at this point, to retain any future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon the amount of funds legally available and will be contingent upon our earnings, financial condition, capital requirements, and other factors which the Board of Directors deem relevant. Payment of dividends is prohibited under existing debt agreements with our primary lender.

Issuance of Securities

         On February 1, 2002, and February 11, 2002, we issued 2,041,604 and 27,500, respectively, shares of New Common Stock in connection with the Bankruptcy Plan. The principal underwriter in connection with such stock issuances was Taglich. The shares of New Common Stock were sold for $2.00 per share, with a total offering price of $4,138,208 and total underwriting discounts or commissions of $359,844. The issuance of such New Common Stock was exempt from registration under the Securities Act by virtue of Section 1145 of the Bankruptcy Code.

         In lieu of paying Taglich's commission in cash, we issued, in February 2002, 179,922 shares of New Common Stock to affiliates of Taglich. We relied upon the exemption from registration provided by Sections 4(2) or 4(6) of the Securities Act as the offering and sale did not involve a public offering and/or were made to accredited investors.

         In addition, in connection with the Bankruptcy Plan, we issued on February 1, 2002, 10,000 shares of New Common Stock to Robert C. Brink and 5,000 shares of New Common Stock to Charles D. Whitsitt. The shares issued to Messrs. Brink and Whitsitt were issued at a price of $2.00 per share and were issued in payment of deferred compensation owed to Messrs. Brink and Whitsitt. We relied upon the exemption from registration provided by Sections 4(2) or 4(6) of the Securities Act as the offering and sale did not involve public offerings and/or were made to accredited investors.

         In addition, in connection with the Bankruptcy Plan, we issued, as of February 1, 2002, to Messrs. Brink and Whitsitt pursuant to the 2002 Management Incentive Stock Option Plan, options to purchase 615,870 shares of New Common Stock at an exercise price of $2.00 per share. We relied upon the exemption from registration provided by Sections 4(2) or 4(6) of the Securities Act as the offering and sale did not involve a public offering and/or were made to accredited investors.

         Also, in connection with the Placement, we issued to affiliates of Taglich options to purchase 224,902 shares of New Common Stock at a price of $2.40 per share. We relied upon the exemption from registration provided by Sections 4(2) or 4(6) of the Securities Act as the offering and sale did not involve a public offering and/or were made to accredited investors.

         In the fourth quarter of 2000 and the first quarter of 2001, we entered into bridge loan agreements with several individuals and companies. In conjunction with the loans, we issued one share of old common stock for each $1.25 borrowed at no cost to the lenders. During the years ended November 30, 2001 and 2000, we issued 28,000 and 500,000 shares, respectively, of Old Common Stock in connection with these agreements. We relied upon the exemption from registration provided by Sections 4(2) or 4(6) of the Securities Act as the offering and sale did not involve a public offering and/or were made to accredited investors.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         Twelve Months Ended November 30, 2001 Compared to Twelve Months Ended November 30, 2000.

         See Part I - Introductory Statement for discussion of issues that negatively impacted tower sales, cost of goods sold, and research and development costs for the years ended November 30, 2001, and 2000.

         For the twelve months ended November 30, 2001, total revenues decreased to $4,566,263 from $14,572,766 for the comparable period in the prior year. During fiscal year November 30, 2001, 83 percent of total tower revenue was derived from sales of 83 factory assembled cooling towers, and 17 percent of total tower revenue was derived from other tower revenue. In the comparable twelve month period ended November 30, 2000, 89 percent of total tower revenue was derived from sales of 267 factory-assembled cooling towers; 6 percent of total tower revenue was derived from design and construction of modular concrete towers; and 5 percent of total tower revenues were derived from other tower revenue. The decrease in tower revenues for the year ended November 30, 2001, was due to the decrease in the quantity, size and price of units sold. The decline in tower sales was due mainly to our financial condition and the bankruptcy proceedings throughout 2001 as discussed in the Introductory Statement.

         Our cost of goods sold and constructed for the year ended November 30, 2001 was $4,100,258 or 90 percent of total revenues as compared to $19,132,421 or 131 percent during the comparable period in 2000. Overall margin in the factory-assembled tower line was negatively impacted by the decrease in the quantity of units sold. Included in cost of goods sold for the twelve-month period ended November 30, 2000 was $1,044,134 for retrofit and warranty service on towers previously sold. In the fourth quarter of 2000, we recorded an inventory write-down of $5,287,369 to reduce non-core inventory to its estimated liquidation value of $750,000.

         The twelve-month period ended November 30, 2001 reflected a decrease in general and administrative expenses from $3,762,370 in 2000 to $1,372,054 in 2001. Legal and accounting expenses decreased to $15,933 from $322,234. However, in 2001 we separately identified and classified $670,159 of legal and accounting expenses directly associated with the reorganization. Bad debts decreased to $55,722 compared to $1,252,855 in 2000. Selling expenses decreased from $859,373 to $499,365. The decrease is due mainly to a reduction in salaries through staff and wage reductions. Research and development expenses decreased from $247,238 in 2000 to $34,512 in 2001. A significant portion of the decrease was related to the completion of the redesign of the TTMT Series tower to the TTEF Series tower.

         Due to our bankruptcy filing, we evaluated long-lived assets for impairment as of November 30, 2000. Accordingly, we recorded a charge for impairment of long-lived assets of $9,316,573, which is the result of a write-off of goodwill in the amount of $395,193 and a write-off of property, plant and equipment of $8,921,380.

         Interest expense decreased from $2,572,534 in 2000 to $1,095,653 in 2001 primarily due to non-accrual of interest on liabilities subject to compromise during 2001. In 2001 and 2000, we recorded discounts on the bridge loans of $5,250 and $331,250 respectively, measured by the market value of the old common stock (see Item 5. Issuance of Securities) at issuance date. During 2001 and 2000, $278,292 and $58,208, respectively of these discounts were amortized to interest expense.

         There is no current or deferred provision for income taxes for the years ended November 30, 2001 and 2000. At November 30, 2001, we had a net operating loss (NOL) carryforward of approximately $23 million expiring in 2009 through 2021. We have determined that, based on our inability to generate taxable income, it is more likely than not that we will not realize the NOL or other deferred tax assets. Therefore, a valuation allowance was established against the net deferred tax asset. Our ability to utilize the NOL's after emerging from bankruptcy will be significantly limited due to the ownership change caused by the issuance of the New Common Stock.

         Our estimated backlog is $3.2 million as of March 8, 2002 for the TTGE Series modular cooling towers. Substantially all this backlog is scheduled for delivery within six months.

Liquidity and Capital Resources

         At November 30, 2001, we had a working capital deficit of $2,147,690 as compared to a deficit of $32,797,709 at November 30, 2000. Cash flow provided by (used in) operating, investing and financing activities during fiscal years 2001 and 2000 was as follows:

                                              2001            2000
                                              ----            ----
              Operating activities          $719,487       $1,132,029
              Investing activities         ($200,353)      $  288,403
              Financing activities          $287,489      ($1,672,327)

         We were in default of substantially all debt agreements as of November 30, 2000 and, therefore, the entire amount of long-term debt was classified as current at that date. With the exception of the debtor-in-possession financing, bridge loans, revolving credit facility and a portion of the note payable to a lending institution, all long-term debt and capital lease obligations were subject to compromise at November 30, 2001 and were therefore classified as non current.

         On the Effective Date, we emerged from proceedings under Chapter 11 of the Bankruptcy Code. The Bankruptcy Plan provides for the classification and treatment of all claims and equity interests; and, as of the Effective Date, the rights afforded and the treatment of all claims and equity interests in the Bankruptcy Plan were exchanged in complete satisfaction, discharge and release of all such claims and equity interests.

         Immediately prior to the Effective Date, there were 4,104,740 shares of our common stock, par value $0.001 per share (the "Old Common Stock"), issued and outstanding and held by approximately 70 holders of record. As of the Effective Date, we were authorized to issue 10,000,000 shares of common stock, par value $0.01 per share, of the newly reorganized Company, CUSIP No. 891864 20 9 (the "New Common Stock"). The Bankruptcy Plan provides that each owner of Old Common Stock (such owners are described as Class 9 claimants in the Bankruptcy
Plan) will receive a warrant certificate, CUSIP No. 891864 11 8 (a "Warrant"), entitling each such owner to purchase 0.02826 of a share of New Common Stock for each share of Old Common Stock held by such owner. The purchase price for one share of New Common Stock under a Warrant will be $3.00. The Warrants will expire on January 30, 2007. Holders of Old Common Stock will receive a transmittal letter from our transfer agent, UMB Bank, N.A., pursuant to which each holder will be required to tender the certificate representing its shares of Old Common Stock in exchange for a Warrant. Holders of Old Common Stock who hold their securities in book-entry form through The Depository Trust Company ("DTC") will receive shares of New Common Stock in book-entry form through DTC once DTC has surrendered the Old Common Stock held by it. The shares of New Common Stock to be issued to the holders of Old Common Stock upon exercise of their warrants will represent approximately 3% of the New Common Stock to be issued in accordance with the Bankruptcy Plan giving full effect to the terms thereof assuming full dilution.

         The trading symbol for the Old Common Stock was TTMT. The Old Common Stock was delisted and ceased trading on The Nasdaq Small-Cap Market on or about August 18, 2000, after which time the Old Common Stock was quoted on the over-the-counter bulletin board. As of the Effective Date, the Old Common Stock ceased being quoted on the over-the-counter bulletin board. The symbol for the New Common Stock and the Warrants will be TRTC and TRTCW, respectively, once all securities to be issued pursuant to the Bankruptcy Plan are delivered to the appropriate recipients and trading in those securities are permitted to be settled "regular way." We expect the New Common Stock and the Warrants to be quoted on the over-the-counter bulletin board.

         Each of the approximately 200 persons or entities who is an allowed, general unsecured creditor of ours (these are described as Class 7 claimants in the Bankruptcy Plan) will receive a portion of 900,000 shares of New Common Stock based on the amount of such creditor's claim as compared to the total amount of all allowed general unsecured claims. For example, if a creditor has an allowed, general unsecured claim of $1,000,000 and there is a total of $23,000,000 of allowed, general unsecured claims, that creditor would be entitled to receive 39,130 shares of New Common Stock. The shares of New Common Stock issued to the holders of allowed, general unsecured claims will represent approximately 22% of the New Common Stock to be issued in accordance with the Bankruptcy Plan assuming full dilution. We expect to hold back approximately 350,000 shares of New Common Stock (the "Reserve") from the issuance of New Common Stock to the holders of allowed, general unsecured claims. The total amount of, and the identities of all the holders of, the allowed, general unsecured claims will not be known until approximately 60 days after the Effective Date because, among other reasons, certain of such claims are disputed claims. Once the total amount of allowed, general unsecured claims and the identities of the holders of those claims are determined, the shares of New Common Stock held in the Reserve will be issued pro-rata among the holders of allowed, general unsecured claims.

         Pursuant to the terms of the Bankruptcy Plan, on the Effective Date, we through our placement agent, Taglich, sold 2,069,104 shares (the "Placement") of New Common Stock at a price of $2.00 per share. The 2,069,104 shares represent approximately 50% of the New Common Stock to be issued after consummation of the transactions contemplated by the Bankruptcy Plan assuming full dilution.

         In connection with the Placement, we entered into an Offering Agent Agreement with Taglich pursuant to which Taglich and its affiliates received Common Stock Purchase Warrants entitling Taglich and its affiliates to purchase 224,902 shares of New Common Stock at a price of $2.40 per share. Such warrants will expire on January 30, 2007, and the shares to be issued under such warrants are entitled to certain registration rights. Under the Offering Agent Agreement, Taglich has the right to appoint three of our five directors. We also reimbursed Taglich for its expenses incurred in connection with the Placement. Finally, we entered into a Consulting and Advisory Services Agreement with Taglich that provides for the payment to Taglich of $7,500 per month for twelve months.

         The proceeds from the Placement were utilized as follows: (i) repayment of bridge financing (including accrued interest and fees) of approximately $779,000; (ii) repayment of the DIP Facility and partial Revolving Credit Facility (including accrued interest and fees) of approximately $1,756,000;
(iii) payment of approximately $209,000 to certain secured claims under the Bankruptcy Plan (known in the Bankruptcy Plan as Class 4 claims); (iv) payment of approximately $50,000 to make other cure payments required under the Bankruptcy Plan; (v) payment of approximately $300,000 in tax claims and administrative fees under the Bankruptcy Plan; (vi) working capital of approximately $612,000; and (vii) offering expenses of approximately $432,000.

         On or about February 1, 2002, we and our liquidating trust entered in a Post Bankruptcy Amended and Restated Loan Agreement (the "Loan Agreement") with Gold Bank, formerly known as

People First Bank (the "Lender"), which memorializes a loan from the Lender to us in the aggregate principal amount of $3,629,156 and a loan from the Lender to the liquidating trust in the aggregate principal amount of $750,000 (the "Liquidating Trust Loan"). Such loans are evidenced by various promissory notes of from us and the liquidating trust to the Lender. Such loans are secured by security interests in substantially all of our and the liquidating trust's personal property, as evidenced by certain security agreements. We have guaranteed the Liquidating Trust Loan.

         Under the terms of the Bankruptcy Plan, it was contemplated that the new board of directors would consist of five members. As of the Effective Date, the members of the board were Robert C. Brink, Don J. Miller, Douglas Hailey, and B. Kent Garlinghouse (the latter two persons having been nominated by Taglich). The board of directors has agreed to fill the fifth vacant directorship with such person as may subsequently be chosen by Taglich.

Forward Looking Statements

         Statements of intentions, beliefs, anticipations, expectations and similar expressions concerning future events contained in this report constitute "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995. As with any future event, there can be no assurance that the events described in forward looking statements made in this report will occur or that the results of future events will not vary materially from those described in the forward looking statements made in this report. Important factors that could cause our actual performance and operating results to differ materially from the forward looking statements include, but are not limited to, changes in the general level of economic activity in both domestic and international markets served by us; competition in the cooling tower industry and the introduction of new products by competitors; delays in refining our manufacturing techniques; availability of capital sufficient to support our level of activity; and the ability to operate profitably and to generate positive cash flows after emerging from bankruptcy.

Item 7.  Financial Statements.

         The financial statements required by this item begin at page F-1 of this report.

         During our bankruptcy, we failed to file Form 10-KSB for the fiscal year ended November 30, 2000 and Forms 10-QSB for the quarters ended February 28, 2001, May 31, 2001 and August 31, 2001 (the "2001 Quarters").

         Omitted from this report are audited financial statements as of and for the fiscal year ended November 30, 1999, which would have been included in Form 10-KSB for the year ended November 30, 2000. As a result, omitted from this form is a discussion of the comparison of results of operations from November 30, 2000 to November 30, 1999. In light of our intervening bankruptcy and reorganization, we believe such comparative information would be of no significant value to our investors or creditors as our operations have changed so significantly since our bankruptcy filing that our financial statements and operations prior to the Effective Date are no longer comparable to those in their present form. The audited financial statements for the fiscal year ended November 30, 1999 have been disclosed to the public, as they were contained in Form 10-KSB filed by us on March 14, 2000.

         Also not included in this report are quarterly financial statements for the first three quarters of 2000 (the "2000 Quarters"), which would have been included in Forms 10-QSB for the 2001 Quarters. The quarterly financial statements for the 2000 Quarters have been disclosed to the public, as they were contained in Forms 10-QSB filed by us on April 20, 2000, July 17, 2000 and October 19, 2000. We do not believe that the inclusion of a comparison discussion or the inclusion of detailed financial information for the 2001 Quarters is necessary to protect our shareholders or the public. A comparative discussion of those operational results and the inclusion of detailed quarterly results for the 2001 Quarters would have minimal current value. We have, however, included at Note N of the financial statements in this report unaudited summary quarterly information for the 2001 Quarters and the 2000 Quarters. That summary information includes total revenues, income (loss) from operations, net income (loss), and net income (loss) per share.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Dismissal of PricewaterhouseCoopers LLP

         In August 2001, PricewaterhouseCoopers LLP("PricewaterhouseCoopers"), the independent accountant which was previously engaged as the principal accountant to audit our financial statements, was dismissed so that we could engage the auditing services of Grant Thornton LLP.

         PricewaterhouseCoopers' report on our financial statements for the fiscal year ended November 30,1999 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except for a "going concern" paragraph describing certain adverse financial developments, and qualifying the report as follows: "These matters raise substantial doubt about our ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty."

         During our two most recent fiscal years and through August 2001, there have not been any disagreements with PricewaterhouseCoopers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement if not resolved to the satisfaction of PricewaterhouseCoopers would have (i) caused them to make reference thereto in their report on the financial statements for such years and or (ii) required disclosure herein.

Engagement of Grant Thornton LLP

         On November 19, 2001, Grant Thornton LLP ("Grant Thornton") was engaged as the principal accountant to audit our financial statements.

         We have not consulted with Grant Thornton during our two most recent fiscal years and any subsequent interim period prior to engaging Grant Thornton regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was either the subject of a disagreement or a reportable event, as those terms are defined in Item 304(a) of Regulation S-K.

PART III

Item 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         Our directors and executive officers are set forth below. All directors hold office until the next annual meeting of shareholders, or until their death, resignation, retirement, removal, disqualification, or until their successors have been duly elected and qualified. Vacancies in existing directors will be filled by a majority vote of the remaining directors, with the following exception. It was contemplated that our new board of directors after the Effective Date would consist of five members. Under the Bankruptcy Plan, three of such directors were to be nominated by Taglich. As of the Effective Date, the directors were Don J. Miller, Robert C. Brink, Douglas E. Hailey and B. Kent Garlinghouse (the latter two were nominated by Taglich), and Taglich had not nominated its third director. The Board of Directors has agreed to fill the fifth vacant directorship with such person as may subsequently be nominated by Taglich.

         Name                  Age                      Position                               Since
         ----                  ---                      --------                               -----
Robert Brink                    47     President, Chief Executive Officer and Director           2002
Charles D. Whitsitt             54     Chief Financial Officer, Treasurer and Secretary          2002
Don J. Miller                   60     Director                                                  2002
Douglas Hailey                  40     Director                                                  2002
B. Kent Garlinghouse            60     Chairman, Board of Directors                              2002

         A brief biographical description of each director and executive officer follows:

         Robert C. Brink became our Chief Executive Officer in September 2000, having been elected President in November 1996 after holding various sales management positions since 1995. Previously, Mr. Brink was the managing director of Government Finance Corporation, a public finance-consulting firm which he founded. Prior to 1989, Mr. Brink held various management and sales positions with companies engaged in the public and private finance fields. Mr. Brink received a Bachelor of Science degree from the Oral Roberts School of Business.

         Charles D. Whitsitt became our Chief Financial Officer in August 1994. From October 1990 until August 1994, he was the Vice President of Finance and Administration and the Chief Financial Officer of Best Video, Inc., a regional distributor of home videos and video games. Since 1979, Mr.

Whitsitt has been a director and the secretary of Race Horses, Inc., the developer of Blue Ribbon Downs pari-mutuel horse racing track in eastern Oklahoma. Mr. Whitsitt earned a Bachelor of Business Administration degree in Accounting from the University of Oklahoma in 1972 and is a Certified Public Accountant.

         Don J. Miller, a partner in Fluid Transfer Products, a New Hampshire-based manufacturers' representative company since 1988, has been a leading advocate for our products in the eastern United States since 1994. He led the eastern U.S. region in sales in 1999 and was second in sales in 2000. He is currently the chairman of the Tower Tech, Inc. manufacturer's representative council. Mr. Miller, following service in the New Hampshire Air National Guard, served as vide president of W. R. Geissenhainer Company, Boston, Massachusetts, from 1965 to 1985. From 1985 to 1987, Mr. Miller was Principal Production Manager for Emerson Swan Company, a Baltimore Aircoil sales affiliate in Randolph, Massachusetts. Mr. Miller served as a representative in the New Hampshire Legislature from 1993 to 1994. His professional affiliations include service as the president of the Granite State Chapter of the American Society of Heating, Refrigeration and Air Conditioning Engineers.

         Douglas E. Hailey has been Vice President of the Investment Banking Division of Taglich, a New York-based full-service brokerage firm that specializes in private equity placements for small public companies, since 1994. Prior to joining Taglich, Mr. Hailey spent five years with Weatherly Financial Group, a small private equity firm that specialized in sponsoring leveraged buyouts. Prior to that, Mr. Hailey spent three years in structured finance lending at Heller Financial and the Bank of New York, where he completed the Professional Bank Officer Training Program in 1987. Mr. Hailey received a Bachelors degree in Business Administration from Eastern New Mexico University and an MBA in Finance from the University of Texas.

         B. Kent Garlinghouse has been Chief Executive Officer and principal owner of M-C Industries since 1971. Based in Topeka, Kansas, M-C Industries is engaged in the contract fabrication of custom industrial products and the marketing of promotional products. Prior to joining M-C Industries, Mr. Garlinghouse spent six years as a securities analyst. Mr. Garlinghouse received a Bachelors degree in Economics from Wesleyan University and an MBA from Harvard University.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than ten percent of our common stock to file with the Securities and Exchange Commission initial reports of beneficial ownership (Form 3) and reports of subsequent changes in their beneficial ownership (Form 4 or Form 5) of our common stock. Our directors, executive officers and greater-than-ten-percent shareholders are required to furnish us with copies of the Section 16(a) reports they file. The Securities and Exchange Commission has established specific due dates for these reports, and we are required to disclose any late filings or failures to file.

         Based solely upon review of the copies of the Section 16(a) report furnished to us and written representations from certain reporting persons that no additional reports were required, we believe that our directors, executive officers and greater-than-ten-percent shareholders complied with all of these filing requirements for the fiscal year ended November 30, 2001.

Item 10.  Executive Compensation.

         The following table sets forth certain information during the last three fiscal years with respect to the annual compensation of Mr. Curtis, our former Chief Executive Officer, and Robert Brink, our President and current Chief Executive Officer. During these periods, no other executive officer received total salary and bonus compensation in excess of $100,000. Except as shown in the table, we did not grant any restricted stock awards, stock options or stock appreciation rights or make any long-term incentive plan payouts to Messrs. Curtis or Brink during the fiscal years indicated, nor did either of them receive any other benefits valued in excess of 10 percent of their annual salary.

Summary Compensation Table:

                                                     Annual Compensation
               -----------------------------------------------------------------
               Name and Principal Position        Fiscal Year      Salary
               -----------------------------------------------------------------

               Harold Curtis
               Former Chairman and CEO/(1)/          2001         $ 73,242
                                                     2000         $150,000
                                                     1999         $130,769
               Robert Brink
               President and Current CEO             2001         $116,446
                                                     2000         $110,000
                                                     1999         $ 90,769

               /(1)/ Mr. Curtis resigned as Chief Executive Officer on September 22, 2000.

Stock Option Grants and Exercises

         During fiscal year 2001, no options were granted to or exercised by Messrs. Curtis or Brink.

Option Exercises and Fiscal Year-End Values

         No executive officer owned options to purchase New Common Stock in 2001.

Employment Agreements

         At the Effective Date, we entered into employment agreements with our President and Chief Executive Officer, Robert C. Brink, and our Chief Financial Officer, Treasurer and Secretary, Charles D. Whitsitt.

         Mr. Brink's employment agreement has an initial term of three years and provides that if his employment is terminated involuntarily by us for any reason other than gross negligence, we will (A) be obligated to pay the balance of Mr. Brink's base compensation package (including his then-current base annual salary, health insurance premiums and automobile allowance) in bi-weekly payroll installments for the remainder of his contract term, unless Mr. Brink is terminated involuntarily within one year of the end of his contract term, in which case we will be obligated to pay all remaining compensation due under the contract in a lump sum upon termination, (B) be obligated to pay a bonus to Mr. Brink upon transfer of more than half of our New Common Stock or assets; provided, however, that any sale must not have occurred more than one year after the date on which Mr. Brink is terminated, and (C) vest all stock options allocated to Mr. Brink, including those which were scheduled to vest after the date of his termination.

         Mr. Brink's agreement provides for an initial base annual salary of $155,000, Company-paid health insurance, and an automobile allowance of $1,000 per month. The agreement also provides for Mr. Brink to be paid an annual bonus equal to four percent (4.0%) of that portion of our earnings before audited interest, taxes, depreciation and amortization (EBITDA) in excess of $750,000, $1,000,000 and $1,500,000 for the first, second and third fiscal years, respectively, beginning with the fiscal year ending January 31, 2003, provided however, that for purposes of calculating the bonus, each fiscal year's EBITDA will be adjusted from generally accepted accounting principles to include any technology transfer fee cash payments received by us during such periods.

         Mr. Whitsitt's employment agreement has an initial term of two years and provides that if his employment is terminated involuntarily by us for any reason other than gross negligence, we will (A) be obligated to pay the balance of Mr. Whitsitt's base compensation package (including his then-current base annual salary, health insurance premiums and automobile allowance) in bi-weekly payroll installments for the remainder of his contract term, unless Mr. Whitsitt is terminated involuntarily within one year of the end of his contract term, in which case we will pay his base compensation package in a lump sum upon termination, (B) be obligated to pay a bonus to Mr. Whitsitt upon transfer of more than half of our New Common Stock or assets, provided, however, that any sale must not have occurred more than one year after the date on which Mr. Whitsitt is terminated, and (C) vest all stock options allocated to Mr. Whitsitt, including those which may be scheduled to vest after the date of his termination.

         Mr. Whitsitt's agreement provides for an initial base annual salary of $110,000, Company-paid health insurance, and an automobile allowance of $1,000 per month. The agreement also provides for Mr. Whitsitt to be paid an annual bonus equal to two percent (2.0%) of that portion of our earnings before interest, taxes, depreciation and amortization (EBITDA) in excess of $750,000, $1,000,000 and $1,500,000 for the first, second and third fiscal years, respectively, beginning with the fiscal year ending January 31, 2003; provided, however, that, for purposes of calculating the bonus, each fiscal year's EBITDA will be adjusted from generally accepted accounting principles to include any technology transfer fee cash payments received by us during such periods.

Management Incentive Stock Option Plan

         As of the Effective Date we adopted the 2002 Management Incentive Stock Option Plan (the "MISOP"). The MISOP permits the granting of options to purchase up to 616,059 shares of New Common Stock. Mr. Brink has been granted under the MISOP options to purchase 307,935 shares of New Common Stock at an exercise price of $2.00 per share, and Mr. Whitsitt has been granted under the MISOP options to purchase 307,935 shares of New Common Stock at an exercise price of $2.00 per share. All of such options expire six years after the vesting date. The vesting schedule for such options is as follows: 34% of the stock options became exercisable on February 1, 2002; 33% will become exercisable on February 1, 2003; and 33% will become exercisable on February 1, 2004.

Directors' Compensation

         Directors who are also employees do not receive additional compensation for serving as directors. Each director who is not one of our employees receives a nominal fee for each board meeting actually attended. Directors are also reimbursed for out-of-pocket expenses incurred in attending meetings of the Board of Directors.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information regarding beneficial ownership of our voting securities by (i) each person who is known by us to own beneficially more than 5% of any class of our voting securities, (ii) each director and nominee, (iii) the current named Chief Executive Officer and President, and (iv) by all directors and executive officers as a group. Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares, except to the extent spouses share authority under applicable law.

                                                     Shares Beneficially     Percent of Class
                                                          Owned
                                                     ---------------------------------------
Dolphin Offshore Partners, L.P.
87 Saxon Ave S                                           535,273                 16.9
Bay Shore, NY 11706

Shadow Capital L.L.C                                     247,457                  7.8
3601 W. 29/th/ St., Suite 250
Topeka, KS 66614

B. Kent Garlinghouse                                     247,457/(1)/             7.8
3601 W. 29th St., Suite 250
Topeka, KS 66614

Stan Penn                                                181,972                  5.8
2842 E. Business 30
Colombia City, IN 46725

Michael Taglich                                          161,356/(2)/             5.0
1000 Ft. Salonga Road
Northport, NY 11768

Robert Taglich                                           161,356/(3)/             5.0
1000 Ft. Salonga Road
Northport, NY 11768

Robert C. Brink                                          114,698/(4)/             3.5
12601 St. Andrews Drive
Oklahoma City, Oklahoma 73120

Charles D. Whitsitt                                      109,698/(5)/             3.4
517 Cheswick Court
Norman, OK 73072

Douglas E. Hailey                                         99,758/(6)/             3.1
1171 Maggies Way
Waterbury Center, VT 05677

All executive officers and directors as a group          571,611                 16.7

         /(1)/ Includes 247,457 shares held by Shadow Capital L.L.C. of which Mr. Garlinghouse owns a membership interest and which is managed by Mr. Garlinghouse.

         /(2)/ Includes 64,764 shares of New Common Stock that can be acquired through the exercise of warrants that are currently exercisable at a price of $2.40 per share.

         /(3)/ Includes 64,764 shares of New Common Stock that can be acquired through the exercise of warrants that are currently exercisable at a price of $2.40 per share.

         /(4)/ Includes 104,698 shares of New Common Stock that can be currently acquired through the exercise of options granted under our Management Incentive Stock Option Plan at a price of $2.00 per share.

         /(5)/ Includes 104,698 shares of New Common Stock that can be currently acquired through the exercise of options granted under our Management Incentive Stock Option Plan at a price of $2.00 per share.

         /(6)/ Includes 58,826 shares of New Common Stock that can be acquired through the exercise of warrants that are currently exercisable at a price of $2.40 per share.

         A Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2002 by Mark E. Brady, Robert J. Suttman, II, Ronald L. Eubel, William Hazel, Bernie Holtgreive, and Eubel Brady & Suttman Asset Management, Inc. discloses the following with respect to our Old Common Stock: (i) Mark E. Brady, Ronald L. Eubel, William Hazel, Bernie Holtgreive and Eubel Brady & Suttman Asset Management, Inc. beneficially own 166,400 shares of Old Common Stock and share the power to vote and dispose of 166,400 shares of Old Common Stock and (ii) Robert J. Suttman, II beneficially owns 169,257 shares of Old Common Stock and shares the power to vote and dispose of 166,400 shares of Old Common Stock and also has the sole power to vote and dispose of 2,857 shares of Old Common Stock. None of these shares were included in the above table, as these shares reflect ownership of Old Common Stock.

Item 12.  Certain Relationships and Related Transactions.

         Taglich raised $660,000 (with interest, the amount due is approximately $760,000) on our behalf prior to our bankruptcy filing which, in part, financed our ongoing operations before and during the bankruptcy case. Two of the investors in such offering (which invested an aggregate of $110,000 of the amount invested) are affiliates of Taglich. Through a debtor in possession financing facility, we had an outstanding balance due in the amount of $1,591,000, of which $450,000, exclusive of interest, was placed by Taglich with participants, one of whom is B. Kent Garlinghouse, our Chairman of the Board. These amounts were repaid out of the proceeds of this Placement in accordance with the Bankruptcy Plan.

         Upon closing of the Placement, Taglich received fees, stock warrants, and expense reimbursements, all as more fully above described.

         We owed $30,000 in aggregate back pay together with employment taxes to Messrs. Brink and Whitsitt (Mr. Brink was owed $20,000; Mr. Whitsitt was owed $10,000). Pursuant to the Bankruptcy Plan, each received a number of shares of New Common Stock equal to his respective back pay amount at a price of $2.00 per share. Pursuant to the Bankruptcy Plan, we also paid each of Messrs. Brink and Whitsitt cash equal to his respective federal and state personal income tax liability arising from such distribution of shares of New Common Stock, plus the additional amount of cash required to offset personal income taxes on their receipt of such cash payment from us, to the extent required to assure that Messrs. Brink and Whitsitt incur no personal income tax liability on the stock or cash distributions contemplated hereby

Item 13. Exhibits and Reports on Form 8-K.

         (a) The following exhibits have been filed as part of this report:

  * 3.1 Second Amended and Restated Certificate of Incorporation of Tower Tech, Inc.

  * 3.2      First Amended and Restated Amended Bylaws of Tower Tech, Inc.

  * 4.1      Form of Certificate for Common Stock, par value $0.01 per share.

  * 4.2      Post Bankruptcy Amended and Restated Loan Agreement with Gold Bank.

  * 4.3 $900,000.00 Restructured Working Capital Promissory Note of Tower Tech, Inc. to Gold Bank.

  * 4.4 $2,335,732.72 Restructured Term Promissory Note of Tower Tech, Inc. to Gold Bank.

  * 4.5 $750,000.00 Liquidation Proceeds Promissory Note of the liquidating trust to Gold Bank.

  * 4.6      $393,423.51 Expenses Promissory Note of Tower Tech, Inc. to Gold
             Bank.

  * 4.7      Amended and Restated Security Agreement from Tower Tech, Inc. to
             Gold Bank

  * 4.8      Security Agreement from the liquidating trust to Gold Bank.

  * 10.1     Tower Tech, Inc. Liquidating Trust Agreement.

  * 10.2     Offering Agent Agreement with Taglich Brothers, Inc.

  * 10.3 Form of Common Stock Purchase Warrant issued to Taglich Brothers, Inc. affiliates.

  * 10.4     Consulting and Advisory Services Agreement with Taglich Brothers,
             Inc.

  *+10.5     Employment Agreement with Robert C. Brink.

  *+10.6     Employment Agreement with Charles D. Whitsitt.

  *+10.7     2002 Management Incentive Stock Option Plan.

  * 21.1     List of Subsidiaries.

  * 99.1     Amended Plan of Reorganization of Tower Tech, Inc.

   *99.2     First Supplement to Amended Plan of Reorganization of Tower Tech,
             Inc.

   *99.3     Second Supplement to Amended Plan of Reorganization of Tower Tech,
             Inc.

   *99.4     Third Supplement to Amended Plan of Reorganization of Tower Tech,
             Inc.

   *99.5     Order Confirming Plan

   *99.6 Supplemental Order Confirming Plan to Include Third Supplement to Plan of Reorganization.

   *99.7 Final Order Supplementing Order Confirming Plan to Include Third Supplement to Plan of Reorganization.
_____________________

* Filed herewith
+ Management Contract

   (b) Reports on Form 8-K. On February 8, 2002, we filed a report on Form 8-K disclosing our emergence from bankruptcy. On February 15, 2002, we filed a report on Form 8-K disclosing a potential change in control and a change in our fiscal year.

Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TOWER TECH, INC.



Date:    March 12, 2002               By:   /s/ Robert C. Brink
                                            ------------------------------------
                                            Robert C. Brink, President and Chief
                                            Executive Officer



Date:    March 12, 2002               By:   /s/ Charles D. Whitsitt
                                            ------------------------------------
                                            Charles D. Whitsitt, Chief Financial
                                            Officer, Treasurer and Secretary

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 12, 2002                  By:   /s/ Don J. Miller
                                            ------------------------------------
                                            Don J. Miller, Director

Date: March 12, 2002                  By:   /s/ Robert C. Brink
                                            ------------------------------------
                                            Robert C. Brink, Director

Date: March 12, 2002                  By:   /s/ Douglas E. Hailey
                                            ------------------------------------
                                            Douglas E. Hailey, Director

Date: March 12, 2002                  By:   /s/ B. Kent Garlinghouse
                                            ------------------------------------
                                             B. Kent Garlinghouse, Director

                          INDEX TO FINANCIAL STATEMENTS

                                                                                             Page
                                                                                             ----
Report of Independent Certified Public Accountants                                            F-1
Balance Sheets as of November 30, 2001 and 2000                                               F-2
Statements of Operations for the years ended November 30, 2001 and 2000                       F-3
Statement of Stockholders' Deficit for the years ended November 30, 2001 and 2000             F-4
Statements of Cash Flows for the years ended November 30, 2001 and 2000                       F-5
Notes to Financial Statements                                                                 F-6

               Report of Independent Certified Public Accountants
               --------------------------------------------------

Board of Directors
Tower Tech, Inc.

We have audited the accompanying balance sheets of Tower Tech, Inc. (Debtor-in-possession as of December 19, 2000) (the "Company") as of November 30, 2001 and 2000, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tower Tech, Inc. as of November 30, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note A to the financial statements, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on December 19, 2000. On February 1, 2002, the Company's plan of reorganization, as amended ( the "Reorganization"), was declared effective. The Reorganization significantly compromised or modified the Company's historical capital structure as reflected in the accompanying balance sheet as of November 30, 2001. The Company will account for the Reorganization on February 1, 2002 and will, at that date, adopt fresh-start reporting. No effects of accounting for the Reorganization are reflected in the accompanying financial statements.







GRANT THORNTON LLP


Oklahoma City, Oklahoma
March 3, 2002

                                Tower Tech, Inc.
                 (Debtor-in-possession as of December 19, 2000)

                                 BALANCE SHEETS

                                  November 30,

                                     ASSETS                                                2001               2000
                                                                                      --------------    ---------------
Current assets
    Cash and cash equivalents                                                         $      806,623    $             -
    Accounts receivable, net of allowance for doubtful accounts of
       $1,253,544 in 2001 and $1,268,774 in 2000                                             431,093            926,088
    Notes receivable - current                                                               100,000            100,000
    Receivables from officers and employees                                                    2,738                  -
    Inventories                                                                            1,376,822          1,509,642
    Prepaid expenses                                                                          66,723              3,696
                                                                                      --------------    ---------------

                  Total current assets                                                     2,783,999          2,539,426

Property, plant and equipment, net                                                         7,625,609          9,008,222
Patents, net                                                                                 244,700            228,091
Notes receivable - noncurrent                                                                 50,015            100,000
Other assets                                                                                       -             41,480
                                                                                      --------------    ---------------

                                                                                      $   10,704,323    $    11,917,219
                                                                                      ==============    ===============

       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
    Current portion of long-term debt                                                 $    2,659,275    $    23,266,052
    Current portion of obligations under capital leases                                            -          1,953,079
    Accounts payable                                                                          30,815          7,272,067
    Bank overdraft                                                                                 -             39,800
    Accrued liabilities                                                                      681,651            793,598
    Interest payable                                                                         898,696          1,884,676
    Customer deposits                                                                        661,252            127,863
                                                                                      --------------    ---------------

                  Total current liabilities                                                4,931,689         35,337,135

Long-term debt, net                                                                        2,921,559                  -
Liabilities subject to compromise                                                         29,319,120                  -
Commitments and contingencies                                                                      -                  -

Stockholders' deficit
    Preferred stock - $.001 par value; authorized, 2,000,000 shares;
       issued and outstanding, none                                                                -                  -
    Common stock - $.001 par value; authorized, 10,000,000 shares;
       issued, and outstanding, 4,104,740 shares in 2001 and
       4,076,740 shares in 2000                                                                4,105              4,077
    Capital in excess of par                                                               8,614,533          8,609,311
    Accumulated deficit                                                                  (35,086,683)       (32,033,304)
                                                                                      --------------    ---------------
                                                                                         (26,468,045)       (23,419,916)
                                                                                      --------------    ---------------

                                                                                      $   10,704,323    $    11,917,219
                                                                                      ==============    ===============

        The accompanying notes are an integral part of these statements.

                                Tower Tech, Inc.
                 (Debtor-in-possession as of December 19, 2000)

                            STATEMENTS OF OPERATIONS

                             Year ended November 30,

                                                                                         2001                2000
                                                                                   ----------------     ---------------
Revenues
    Tower sales                                                                    $      3,811,188     $    12,946,009
    Concrete tower construction                                                                   -             948,635
    Other tower revenue                                                                     755,075             678,122
                                                                                   ----------------     ---------------

                  Total revenues                                                          4,566,263          14,572,766

Costs and expenses
    Cost of goods sold and constructed                                                    4,100,258          19,132,421
    General and administrative expenses                                                   1,372,054           3,762,370
    Selling expenses                                                                        499,365             859,373
    Research and development                                                                 34,512             247,238
    Impairment of long-lived assets                                                               -           9,316,573
                                                                                   ----------------     ---------------

                  Total costs and expenses                                                6,006,189          33,317,975
                                                                                   ----------------     ---------------

                  Loss from operations                                                   (1,439,926)        (18,745,209)

Other income (expense)
    Interest                                                                             (1,095,653)         (2,572,534)
    Miscellaneous                                                                           255,094             269,721
    Loss on sale of property, equipment and rental fleet                                   (102,735)           (158,422)
                                                                                   ----------------     ---------------

                  Total other expense                                                      (943,294)         (2,461,235)
                                                                                   ----------------     ---------------

                  Loss before reorganization items                                       (2,383,220)        (21,206,444)

Reorganization items - professional fees                                                    670,159                   -
                                                                                   ----------------     ---------------

                  NET LOSS                                                         $     (3,053,379)    $   (21,206,444)
                                                                                   ================     ===============

Net loss per common share - basic and diluted                                      $           (.75)    $         (5.93)
                                                                                   ================     ===============

Weighted average shares outstanding - basic and diluted                                   4,095,458           3,578,110
                                                                                   ================     ===============

        The accompanying notes are an integral part of these statements.

                                Tower Tech, Inc.
                 (Debtor-in-possession as of December 19, 2000)

                       STATEMENT OF STOCKHOLDERS' DEFICIT

                     Years ended November 30, 2001 and 2000

                                                          Capital
                                        Common           in excess         Accumulated
                                         stock            of par            deficit              Total
                                      -------------   ----------------  ------------------   ---------------

Balance at December 1, 1999             $    3,577     $    8,278,561       $(10,826,860)     $  (2,544,722)

Issuance of common stock                       500            330,750                  -            331,250

Net loss                                         -                  -        (21,206,444)       (21,206,444)
                                      ------------    ---------------        -----------        -----------

Balance at November 30, 2000                 4,077          8,609,311        (32,033,304)       (23,419,916)

Issuance of common stock                        28              5,222                  -              5,250

Net loss                                         -                  -         (3,053,379)        (3,053,379)
                                      ------------    ---------------       ------------       ------------

Balance at November 30, 2001            $    4,105     $    8,614,533       $(35,086,683)     $ (26,468,045)
                                      ============    ===============      =============      =============

         The accompanying notes are an integral part of this statement.

                                Tower Tech, Inc.
                 (Debtor-in-possession as of December 19, 2000)

                            STATEMENTS OF CASH FLOWS

                             Year ended November 30,

                                                                                                2001           2000
                                                                                        --------------    --------------
Cash flows from operating activities
   Net loss                                                                               $(3,053,379)     $(21,206,444)
   Adjustments to reconcile net loss to net cash provided by operating activities
      Inventory write-down                                                                          -         5,287,369
      Impairment of long-lived assets                                                               -         9,316,573
      Depreciation and amortization                                                         1,729,466         1,596,995
      Loss on sale and abandonment of property and equipment                                  115,182           158,442
      Bad debt expense                                                                         55,722         1,252,855
      (Increase) decrease in
        Accounts receivable, net                                                              439,273         1,068,211
        Notes receivable                                                                       49,985         1,390,642
        Accounts receivable from officers and employees                                        (2,738)           34,728
        Inventory                                                                             132,820           650,915
        Prepaid expenses                                                                      (63,027)          104,345
        Other assets                                                                           41,480           338,108
      Increase (decrease) in
        Accounts payable                                                                       29,706           118,553
        Accrued liabilities                                                                    97,912          (276,299)
        Customer deposits                                                                     533,389           (82,325)
        Interest payable                                                                      613,696         1,379,361
                                                                                          ------------      ------------

              Net cash provided by operating activities                                       719,487         1,132,029

Cash flows from investing activities
   Purchase of property and equipment                                                        (225,732)         (295,973)
   Decrease in restricted assets                                                                  -             157,613
   Increase in patent costs                                                                   (36,114)          (13,167)
   Proceeds from sale of property and equipment                                                61,493           439,930
                                                                                          ------------     -------------

              Net cash (used in) provided by investing activities                            (200,353)          288,403

Cash flows from financing activities
   Bank overdraft                                                                             (39,800)           39,800
   Proceeds from borrowings, net of costs                                                     683,567        13,388,390
   Repayments of long-term debt and capital lease obligations                                (356,278)      (15,100,517)
                                                                                          ------------       ----------

              Net cash provided by (used in) financing activities                             287,489        (1,672,327)
                                                                                          -----------      ------------

              INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                806,623          (251,895)

Cash and cash equivalents at beginning of year                                                      -           251,895
                                                                                          ------------     -------------

Cash and cash equivalents at end of year                                                  $   806,623      $          -
                                                                                          ============     =============

Supplemental cash flow information:
-----------------------------------

Cash paid during the year for interest                                                    $   213,285      $  1,156,462
                                                                                          ============     =============

Noncash investing and financing activities:
-------------------------------------------

During the years ended November 30, 2001 and 2000, the Company issued 28,000 shares and 500,000 shares, respectively, of common stock in connection with bridge loans. The common stock, which was issued at no cost to the lenders, was recorded as a discount to the related debt at the market value of the common stock on the date of issuance ($5,250 and $331,250 during 2001 and 2000, respectively).

During 2000, the Company acquired certain equipment by entering into capital lease obligations of $1,219,840.

         The accompanying notes are an integral part of this statement.

                               Tower Tech, Inc.
                 (Debtor-in-possession as of December 19, 2000)

                          NOTES TO FINANCIAL STATEMENTS

                           November 30, 2001 and 2000

NOTE A - VOLUNTARY FILING UNDER CHAPTER 11 OF THE UNITED STATES BANK-
                  RUPTCY CODE

    On December 19, 2000 ("Petition Date"), Tower Tech, Inc. (the "Company") filed a voluntary petition under Title 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Western District of Oklahoma (the "Court"), Case No. 00-20285-TS. Under Chapter 11, certain claims against the Company in existence prior to the filing of the petition for relief under the federal bankruptcy laws are stayed while the Company continues business operations as a debtor-in-possession. These claims are reflected in the November 30, 2001 balance sheet as "liabilities subject to compromise." Claims secured by the Company's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the Court for relief from the stay. The Company received approval from the Court to pay or otherwise honor certain of its pre-petition obligations, including employee wages and certain pre-petition claims of certain critical suppliers of goods and services.

    On July 20, 2001, the Company filed with the Court its plan of reorganization. On November 20, 2001, the Court entered an order ("Confirmation Order") confirming the plan of reorganization, as amended (the "Plan"). Under the terms of the Confirmation Order, certain conditions precedent existed to the effectiveness of the Plan. On January 8, 2002, the Court entered the Final Order Supplementing Order Confirming Plan to Include Third Supplement to Plan of Reorganization (the "Final Order"). On February 1, 2002, the Company emerged from proceedings under Chapter 11 of the Bankruptcy Code (the "Effective Date"). The Plan provides for the classification and treatment of all claims against, and equity interests, of the Company and, as of the Effective Date, the rights afforded and the treatment of all claims and equity interests in the Plan were exchanged in complete satisfaction, discharge and release of all such claims and equity interests. (See Note B.)

    To fund continuing operations, the Company procured a $1.1 million debtor-in-possession credit facility (the "DIP Facility"). (See Note F.)

                               Tower Tech, Inc.
                 (Debtor-in-possession as of December 19, 2000)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                           November 30, 2001 and 2000

NOTE B - PLAN OF REORGANIZATION

    The following summary of the Plan omits certain information set forth in the Plan. Any statements contained herein concerning the Plan are not necessarily complete, and in each instance reference is made to the Plan.

    Immediately prior to the Effective Date, there were 4,104,740 shares of the Company's common stock, par value $0.001 per share (the "Old Common Stock"), issued and outstanding. As of the Effective Date, the Company was authorized to issue 10,000,000 shares of common stock, par value $0.01 per share, of the newly reorganized Company ("New Common Stock"). The Plan provides that each owner of Old Common Stock (such owners are described as Class 9 claimants in the Plan) will receive a warrant certificate (a "Warrant") entitling each such owner to purchase 0.02826 of a share of New Common Stock for each share of Old Common Stock held by such owner. The purchase price for one share of New Common Stock under a Warrant will be $3.00. The Warrants will expire on January 30, 2007. The shares of New Common Stock issued to the holders of Old Common Stock will represent approximately 3% of the New Common Stock issued and outstanding in accordance with the Plan, giving full effect to the terms thereof (assuming full dilution of the warrants issued to the holders of Old Common Stock, the warrants issued to Taglich Brothers, Inc. and its affiliates and the options issued pursuant to the Management Incentive Stock Option Plan, as described below).

    The Old Common Stock was delisted and ceased trading on The Nasdaq Small-Cap Market on or about August 18, 2000, after which time the Old Common Stock was quoted on the over-the-counter bulletin board. As of the Effective Date, the Old Common Stock ceased being quoted on the over-the-counter bulletin board. The symbol for the New Common Stock, when issued, will be TRTCV, and the symbol for the Warrants, when issued, will be TRTWV. The symbols will be TRTC and TRTCW, respectively, once all securities to be issued pursuant to the Plan are delivered to the appropriate recipients and trading in those securities is permitted to be settled "regular way." The Company expects the New Common Stock and the Warrants to be quoted on the over-the-counter bulletin board.

    Each of the approximately 200 persons or entities who is an allowed, general unsecured creditor of the Company (these are described as Class 7 claimants in the Plan) will receive a portion of 900,000 shares of New Common Stock based on the amount of such creditor's claim as compared to the total amount of all allowed general unsecured claims against the Company. The shares of New Common Stock issued to the holders of allowed, general unsecured claims will represent approximately 22% of the New Common Stock issued and outstanding in accordance with the Plan, giving full effect to the terms thereof (assuming full dilution of the warrants issued to the holders of Old Common Stock, the warrants issued to Taglich Brothers, Inc. and its affiliates and the options issued pursuant to the Management Incentive Stock Option Plan, as described below). The Company will hold back approximately 350,000 shares of New Common Stock (the "Reserve") from the issuance of New Common Stock to the holders of allowed, general unsecured claims. The total amount of, and the identities of all the holders of, the allowed, general unsecured claims will not be known until approximately 60 days after the Effective Date because, among other reasons, certain of such claims are

                               Tower Tech, Inc.
                 (Debtor-in-possession as of December 19, 2000)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                           November 30, 2001 and 2000

NOTE B - PLAN OF REORGANIZATION - CONTINUED

    disputed claims. Once the total amount of allowed, general unsecured claims and the identities of the holders of those claims are determined, the shares of New Common Stock held in the Reserve will be issued pro-rata among the holders of allowed, general unsecured claims.

    Pursuant to the terms of the Plan, the Company, through the Company's placement agent, Taglich Brothers, Inc. ("Taglich"), sold 2,069,104 shares (the "Placement") of New Common Stock at a price of $2.00 per share. The 2,069,104 shares represent approximately 50% of the New Common Stock issued and outstanding after consummation of the transactions contemplated by the Plan (assuming full dilution of the warrants issued to the holders of Old Common Stock, the warrants issued to Taglich and its affiliates, and the options issued pursuant to the Management Incentive Stock Option Plan, as described below).

    In connection with the Placement, the Company entered into an Offering Agent Agreement with Taglich pursuant to which Taglich and its affiliates will receive a Common Stock Purchase Warrant entitling Taglich and its affiliates to purchase 224,902 shares of New Common Stock at a price of $2.40 per share. Such warrants will expire on January 30, 2007, and the shares issuable under such warrants are entitled to certain registration rights. Under the Offering Agent Agreement, Taglich has the right to appoint three of the Company's five directors. In addition, Taglich will receive a cash fee equal to 8% of the gross proceeds of the Placement. The Company will also reimburse Taglich for up to $50,000 of its expenses incurred in connection with the Placement. Finally, the Company entered into a Consulting and Advisory Services Agreement with Taglich that provides for payment to Taglich of $7,500 per month for 12 months.

    The proceeds from the Placement will be utilized as follows: (i) repayment of bridge financing (including accrued interest and fees) of approximately $779,000; (ii) repayment of the DIP Facility and partial Revolving Credit Facility (including accrued interest and fees) of approximately $1,756,000;
    (iii) payment of approximately $209,000 to certain secured claims under the Plan (known in the Plan as Class 4 claims); (iv) payment of approximately $50,000 to make other cure payments required under the Plan; (v) payment of approximately $300,000 in tax claims and administrative fees under the Plan;
    (vi) working capital of approximately $612,000; and (vii) offering expenses (which include the cash fee paid to Taglich described above) of approximately $432,000.

    On or about February 1, 2002, the Company and its liquidating trust entered into a Post Bankruptcy Amended and Restated Loan Agreement (the "Loan Agreement") with Gold Bank, formerly known as People First Bank (the "Lender"), which memorializes a loan from the Lender to the Company in the aggregate principal amount of $3,629,156 and a loan from the Lender to the liquidating trust in the aggregate principal amount of $750,000 (the "Liquidating Trust Loan"). Such loans are evidenced by various promissory notes of the Company and the liquidating trust to the Lender (collectively, the "Notes"). Such loans are secured by security interests in substantially all of the personal property of the Company and the liquidating trust, as evidenced by certain security agreements (the "Collateral Documents"). The Company has guaranteed the Liquidating Trust Loan.

                                Tower Tech, Inc.
                 (Debtor-in-possession as of December 19, 2000

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                           November 30, 2001 and 2000

NOTE B - PLAN OF REORGANIZATION - CONTINUED

    At the Effective Date, the Company entered into employment agreements with its President/Chief Executive Officer and its Chief Financial Officer. The Company also adopted the 2002 Management Incentive Stock Option Plan (the "MISOP"), which permits the granting of options to purchase up to 616,059 shares of New Common Stock. All of such options expire six years after the vesting date. The vesting schedule for such options is as follows: 34% of the stock options became exercisable on February 1, 2002; 33% will become exercisable on February 1, 2003; and 33% will become exercisable on February 1, 2004.

    As a result of the effectiveness of the Plan, the Company will adopt fresh-start reporting in accordance with American Institute of Certified Public Accountants Statement of Position ("SOP") 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. Accordingly, on the Effective Date, the reorganization value of the Company will be allocated to the Company's assets, and liabilities will be stated at their present values. Any excess of the reorganization value over the specifically identifiable assets will be reported as an intangible asset. Adopting fresh-start reporting results in a new reporting entity effective February 1, 2002 with no beginning retained earnings or accumulated deficit. As a result, the Company will change its fiscal year to January 31.

    Accounting During Bankruptcy
    ----------------------------

    In accordance with SOP 90-7, the following table sets forth the liabilities of the Company subject to compromise as of November 30, 2001:

       Accounts payable                                             $  7,270,958
       Accrued liabilities                                               209,859
       Interest payable                                                1,599,676
       Notes payable                                                  18,357,388
       Obligations under capital leases                                1,881,239
                                                                    ------------

                    Total liabilities subject to compromise         $ 29,319,120
                                                                    ============

    Additional liabilities subject to compromise may arise subsequent to the Petition Date resulting from executory contracts, including leases, and from the determination by the Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts.

    As a result of the Chapter 11 filing, the Company discontinued accruing interest as of the Petition Date on the liabilities subject to compromise. Contractual interest on these liabilities totaled approximately $2.4 million for 2001, which is approximately $1.5 million in excess of amounts expensed in the accompanying financial statements.

    In accordance with SOP 90-7, all costs and expenses incurred in connection with the Company's reorganization since the Petition Date have been reflected as reorganization items in the accompanying statement of operations.

                                Tower Tech, Inc.
                 (Debtor-in-possession as of December 19, 2000)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                           November 30, 2001 and 2000

NOTE C - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

    The Company has been in the business of building, repairing and upgrading conventional water cooling towers since 1985. In 1991, the Company began developing a new line of modular water cooling towers made primarily of fiberglass ("TTMT Series"). In 1993, the Company began production of the TTMT Series cooling tower, which was introduced into both the air conditioning and industrial segments of the cooling tower market. Compact design of the modules permits them to be factory assembled, inventoried for immediate shipment, easily transported and quickly installed. In 1995, the Company introduced a concrete water cooling tower, which is constructed using the TTMT technology.

    The concrete towers, which are constructed using tilt-up concrete construction methods at the customer's location, are sold under fixed price contracts. In 1996, the Company began marketing its technology by entering into licensing agreements with international cooling tower companies. In 1998 and continuing into 1999, the Company redesigned its towers and changed the TTMT designation to "TTEF". Additionally, during this time, the Company began to manufacture substantially all component parts for its towers, which were previously purchased from outside suppliers. The Chapter 11 filing discussed in Note A was partially caused by the Company's inability to successfully implement this redesign and in-house manufacturing strategy.

    The financial statements for the year ended November 30, 2001 reflect accounting principles and practices set forth in SOP 90-7. Pursuant to the guidance of SOP 90-7, the Company will adopt fresh-start reporting as of February 1, 2002. As a result of adopting fresh-start reporting upon emerging from Chapter 11 status, the Company's financial statements will not be comparable with those prepared before the Plan was effective, including the historical financial statements included in this annual report.

    1.     Cash and Cash Equivalents
           -------------------------

    The Company considers all short-term investments with a maturity of three months or less to be cash equivalents.

    2.     Inventory
           ---------

    Inventory is stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

    3.     Property, Plant and Equipment
           -----------------------------

    Property, plant and equipment are stated at cost. Depreciation (which includes amortization of assets under capital leases) is provided using the straight-line method over the estimated useful lives of the assets as follows:

                                Tower Tech, Inc.
                 (Debtor-in-possession as of December 19, 2000)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                           November 30, 2001 and 2000

NOTE C - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES -
            CONTINUED

    3.     Property, Plant and Equipment - Continued
           -----------------------------------------

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

    4.     Patents
           -------

    Costs associated with obtaining patents are capitalized and amortized from the date granted over the life of the patents (17 years).

    5.     Goodwill
           --------

    Goodwill represents the excess of cost over the fair value of tangible net assets acquired and is being amortized over 20 years, subject to impairment write-offs determined by underlying cash flows.

    6.     Long-Lived Assets
           -----------------

    The Company reviews long-lived assets (property, plant and equipment, patents and goodwill) for impairment when events or changes in circumstances indicate that the carrying value of the assets might not be recoverable. The carrying value of long-lived assets is considered impaired when the identifiable undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using valuation analysis, including prices for similar assets and anticipated cash flows discounted at a rate commensurate with the risk involved.

    Due to the Company's filing for protection under Chapter 11 of the Bankruptcy Code on December 19, 2000, the Company evaluated long-lived assets for impairment as of November 30, 2000. The Company recorded a charge for impairment of long-lived assets of $9,316,573, which is the result of a write-off of goodwill in the amount of $395,193 and a write-off of property, plant and equipment of $8,921,380.

                                Tower Tech, Inc.
                 (Debtor-in-possession as of December 19, 2000)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                           November 30, 2001 and 2000

NOTE C - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES -
             CONTINUED

    7.     Revenue and Cost Recognition
           ----------------------------

    Revenue from tower sales is recognized as towers are shipped to customers.

    Revenues and costs under fixed price contracts for the construction of concrete towers are recognized on the percentage-of-completion method and are recorded based upon a ratio of costs incurred to date on the contract to total estimated costs. Contract costs include material, direct labor and other direct costs related to contract performance. Changes in job conditions, estimated profitability and final contract settlements may result in revisions to cost and income and are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts, if any, are made in the period in which such losses are determined.

    Revenues from licensing agreements are recognized when a noncancelable contract is signed specifying a fixed nonrefundable fee, the related technology materials are delivered and the licensee has obtained government approval, when required. License fees are included in other operating revenue. The Company had no revenue from licensing agreements in 2001 and 2000.

    8.     Debt Issue Costs
           ----------------

    Other assets relate primarily to costs associated with the issuance of debt obligations. Debt issue costs are being amortized over the life of the related debt obligations. As the Company was in payment default of substantially all debt agreements as of November 30, 2000, all debt issue costs were written off.

    9.     Warranty Costs
           --------------

    The Company's products are sold with various limited warranty terms. The Company provides, by a current charge to cost of goods sold, an amount it estimates will be needed to cover future warranty obligations for towers sold during the year. The estimated liability for warranty costs is included in accrued liabilities at November 30, 2000 and in liabilities subject to compromise at November 30, 2001 in the accompanying balance sheets.

    10.    Income Taxes
           ------------

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. SFAS No. 109 requires deferred tax liabilities or assets to be recognized for the anticipated future tax effects of temporary differences that arise as a result of the differences in the carrying amounts and tax basis of assets and liabilities, and for loss carryforwards and tax credit carryforwards.

                                Tower Tech, Inc.
                 (Debtor-in-possession as of December 19, 2000)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                           November 30, 2001 and 2000

NOTE C - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES -
            CONTINUED

    11.    Research and Development
           ------------------------

    Costs associated with research and development of new and improved products are charged to expense as incurred.

    12.    Income (Loss) Per Common Share
           ------------------------------

    Net income (loss) per common share is computed based on the weighted average number of shares of common stock outstanding plus dilutive common equivalent shares arising from the issuance of warrants and options.

    13.    Use of Estimates
           ----------------

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures; accordingly, actual results could differ from those estimates. Estimates are used when accounting for construction contracts, the allowance for doubtful accounts, impairment of assets and warranty reserve. It is reasonably possible that actual results could differ significantly from the estimates in the near term.

    14.    Fair Value of Financial Instruments
           -----------------------------------

    The Company's financial instruments consist primarily of cash and cash equivalents, restricted assets and debt instruments. Fair value estimates have been determined by the Company using available market information and appropriate valuation methodologies. These estimates are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.

    The carrying value of cash and cash equivalents and receivables is considered to be representative of their respective fair values due to the short maturity of these instruments. The fair market value of long-term debt and notes payable is not reasonably estimable based on the Company's Chapter 11 filing and significant amounts being subject to compromise.

    15.    Concentration of Credit Risk
           ----------------------------

    Financial instruments, which potentially subject the Company to credit risk, consist of cash and cash equivalents, accounts receivable and notes receivable, some of which are from international companies. The Company maintains its cash balances in high credit quality financial institutions. From time to time, the Company's cash and cash equivalents may exceed federally insured limits, although management believes any possible credit risk is minimal.

                                Tower Tech, Inc.
                 (Debtor-in-possession as of December 19, 2000)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                           November 30, 2001 and 2000

NOTE C - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES -
            CONTINUED

    15.    Concentration of Credit Risk - Continued
           ----------------------------------------

    The Company sells cooling towers and related parts to customers throughout the United States and enters into licensing agreements with international companies. The Company extends credit based upon an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on accounts receivable and notes receivable is principally dependent on each customer's financial condition and economic conditions in countries where they operate. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. In the fourth quarter of 2000, the Company recorded an increase in the allowance for doubtful accounts of approximately $720,000.

    16.    New Accounting Standards Issued
           -------------------------------

    In June 2001, the Financial Accounting Standards Board issued new pronouncements: SFAS No. 141, Business Combinations; SFAS No. 142, Goodwill and Other Intangible Assets; and SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 141, which requires the purchase method of accounting for all business combinations, applies to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS No. 141 will not apply to the Company unless it enters into a future business combination. SFAS No. 142 requires that goodwill as well as other intangible assets be tested annually for impairment. In addition, the Statement eliminates the current requirement to amortize goodwill or intangible assets with indeterminate lives, and is effective for fiscal years beginning after December 15, 2001. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect SFAS No. 142 or No. 143 to materially impact its reported results.

    In August 2001, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued and is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and Accounting Principles Board ("APB") Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company estimates that SFAS No. 144 will not have a material impact on its financial statements but is still in the process of evaluating the impact on its financial statements.

                                Tower Tech, Inc.
                 (Debtor-in-possession as of December 19, 2000)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                           November 30, 2001 and 2000

NOTE D - INVENTORIES

    Inventories consist of the following at November 30:

                                                          2001           2000
                                                     ------------   ------------

       Raw materials                                 $  1,002,948   $  1,240,167
       Work in progress                                    83,683         16,222
       Finished goods                                     290,191        253,253
                                                     ------------   ------------

                                                        1,376,822   $  1,509,642
                                                     ============   ============

    In the fourth quarter of 2000, the Company recorded an inventory write-down of $5,287,369, which is included in cost of goods sold and constructed, to reduce non-core inventory to its estimated liquidation value of $750,000.

NOTE E - PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consist of the following at November 30:

                                                          2001           2000
                                                     ------------   ------------

      Building and plant improvements                $  8,646,116   $  8,830,792
      Shop equipment                                    7,181,240      7,095,058
      Office furniture and equipment                    1,332,566      1,288,456
      Molds and dies                                    3,220,459      3,173,109
      Trucks and vehicles                                 128,262        128,262
      Construction in progress - molds and dies            46,591         12,467
      Capitalized interest                              1,170,369      1,249,245
                                                     ------------   ------------
                                                       21,725,603     21,777,389
        Less accumulated depreciation on property,
           plant and equipment and capital leases       5,178,614      3,847,787
        Less reserve for impairment                     8,921,380      8,921,380
                                                     ------------   ------------

                                                     $  7,625,609   $  9,008,222
                                                     ============   ============

    A significant portion of the Company's property, plant and equipment is subject to lien and security rights under debt and capital lease agreements and may revert to the creditors pursuant to the Plan. At November 30, 2000, the Company recorded an impairment write-down of $8,921,380 (see Note C6). As of the Effective Date, the Company expects to retain property and equipment with an estimated fair value of approximately $1.1 million.

                                Tower Tech, Inc.
                 (Debtor-in-possession as of December 19, 2000)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                           November 30, 2001 and 2000

NOTE E - PROPERTY, PLANT AND EQUIPMENT - CONTINUED

    Depreciation of property, plant and equipment was $1,352,168 and $1,573,572 for the years ended November 30, 2001 and 2000, respectively, of which $1,184,339 and $1,253,215, respectively, was included in cost of goods sold and constructed.

NOTE F - LONG-TERM DEBT

    Long-term debt consists of the following at November 30:


                                                                        2001               2000
                                                                  --------------    ----------------
       10% convertible subordinated debentures;
       interest payable semi-annually;  principal
       due June 10, 2000                                            $  6,000,000        $  6,000,000

       Oklahoma Industries Authority Revenue Bonds,
       Series 1996, principal and interest payable
       quarterly on January 1, April 1, July 1 and
       October 1; interest at an average rate of 7.28%,
       final payment due October 1, 2007; collateralized
       by the Company's right, title and interest in the
       rea estate comprising the Company's manufac-turing
       facility, along with all building, structures,
       fixtures and improvements on said real estate;
       bonds are eligible for early re-demption subject
       to certain restrictions                                         3,530,000           3,530,000

       Notes payable to company; principal due on June 14,
       2000, interest payable at a fixed rate of 13%;
       collateralized by a first lien and right of
       assignment on certain patents                                   2,000,000           2,000,000

       Note payable to lending institution; monthly principal
       and interest payments of $32,231 with final payment due
       July 9, 2004; interest at 9.25%; collateralized by
       certain equipment                                               1,336,700           1,397,970

       Note payable to institution; monthly principal and
       interest pay-ments of $977, with final payment due
       November 4, 2017; interest at 7.72% collateralized by
       certain improvements                                              110,127             109,550

       Mortgage note payable to bank; monthly principal and
       interest payments of $20,230 with final payment due June
       14, 2002; interest at bank prime plus .5% (6% at
       November 30, 2001); collateralized by real estate
       and office building                                             2,209,810           2,209,810

       Note payable to City of Oklahoma  City;  principal  due
       November 10, 2003,  interest at LIBOR plus .2% (2.69% at
       November 30, 2001); collateralized by real estate               1,250,000           1,250,000

                                Tower Tech, Inc.
                 (Debtor-in-possession as of December 19, 2000)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                           November 30, 2001 and 2000


NOTE F - LONG-TERM DEBT - CONTINUED

                                                                                            2001              2000
                                                                                        ------------      -------------
       Note payable to City of Oklahoma City; principal due November 2, 2000, interest at 6%, due May 2, 2000 and upon maturity; collateralized by real
       estate, accounts receivable and inventories                                         2,000,000         2,000,000


       Revolving Credit Facility with bank; principal due June 1, 2000, interest payable monthly at bank prime plus 2% (7% at November 30, 2001);
       collateralized by accounts receivable, inventories and certain notes                4,083,992         4,205,572
       receivable

       Bridge loans payable to individuals and companies (net of discount of $0 and $273,069 at November 30, 2001 and 2000, respectively); interest at
       12%; payable upon issuance of New Common Stock; collateralized by a
       certain license agreement                                                             660,000           226,931


       DIP Facility; interest at 12% plus 5% default interest; final maturity
       April 30, 2001;  collateralized by all personal  property and assets of
       the Company, tangible and intangible                                                  450,000               -

       Various notes payable to financial institutions; principal and interest
       due monthly; collateralized by vehicles and equipment                                 307,593           336,219
                                                                                        ------------      ------------
                                                                                          23,938,222        23,266,052
           Less current portion                                                            2,659,275        23,266,052
           Less amounts subject to compromise                                             18,357,388                -
                                                                                        ------------      ------------

                                                                                        $  2,921,559      $         -
                                                                                        ============      ============

    The Company was in default of substantially all debt agreements as of November 30, 2000 and, therefore, the entire amount of long-term debt was classified as current at that date. With the exception of the DIP Facility, bridge loans, Revolving Credit Facility and a portion of the note payable to a lending institution, all long-term debt was subject to compromise at November 30, 2001 (see Note B).

    In the fourth quarter of 2000 and the first quarter of 2001, the Company entered into bridge loan agreements with several individuals and companies. In conjunction with the loans, the Company issued one share of common stock for each $1.25 borrowed at no cost to the lenders. During the years ended November 30, 2001 and 2000, the Company issued 28,000 shares and 500,000 shares, respectively, of Old Common Stock in connection with these agreements. In 2001 and 2000, the Company recorded discounts on the bridge loans of $5,250 and $331,250, respectively, measured by the market value of the common stock at issuance date, which is being amortized to interest expense over the one-year term of the notes. Interest expense related to amortization of those discounts was $278,292 and $58,208 during 2001 and 2000, respectively.

                                Tower Tech, Inc.
                 (Debtor-in-possession as of December 19, 2000)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                           November 30, 2001 and 2000

NOTE G - OBLIGATIONS UNDER CAPITAL LEASES

    The Company leases certain equipment under capital lease agreements. The equipment leases have original terms ranging from three to five years. Most equipment leases have purchase options at the end of the original lease term. The Company was in default of substantially all the leases as of November 30, 2000 and, therefore, all obligations under capital leases were classified as current at that date. Substantially all obligations under capital leases are subject to compromise as of November 30, 2001 (see Note
    B).

NOTE H - INCOME TAXES

    The Company recognized no current or deferred provision (benefit) for income taxes for the years ended November 30, 2001 and 2000. The following is a reconciliation of the statutory federal income tax rate to the Company's effective income tax rate for the years ended November 30:

                                                          2001            2000
                                                        --------        --------

       Federal statutory rate                              34%            34%
       Change in valuation allowance                      (34)           (34)
                                                          ---            ---

                     Effective income tax rate              0%             0%
                                                          ===            ===

    Deferred tax assets and liabilities are comprised of the following at November 30:

                                                                                            2001              2000
                                                                                      ---------------   ---------------
       Deferred tax assets
           Allowance for doubtful accounts                                             $      497,156    $      503,196
           Inventory write-down                                                             1,903,481         2,096,972
           Property, plant and equipment                                                    1,860,673         2,256,305
           Warranty reserve                                                                    61,195           148,725
           Net operating loss carryforward                                                  9,311,893         7,425,269
           Other                                                                               41,664            41,664
                                                                                       --------------    --------------

                     Total deferred tax assets before valuation allowance                  13,676,062        12,472,131

       Valuation allowance                                                                (13,676,062)      (12,472,131)
                                                                                       --------------    --------------

                     Net deferred tax asset                                            $            -    $            -
                                                                                       ==============    ==============

    SFAS No. 109 requires that the Company record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred income tax assets depends on the Company's ability to generate sufficient taxable income in the future. Management has determined that, based on the Company's inability to generate taxable income, it is more likely than not that the Company will not realize the deferred tax assets. Therefore, a valuation allowance was established against the net deferred tax asset.

                                Tower Tech, Inc.
                 (Debtor-in-possession as of December 19, 2000)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                           November 30, 2001 and 2000

NOTE H - INCOME TAXES - CONTINUED

    At November 30, 2001, the Company had a net operating loss carryforward ("NOL") for regular tax purposes of approximately $23 million expiring in 2009 to 2021. The ability of the Company to utilize the NOL carryforward to reduce future income taxes may be limited upon occurrence of certain capital stock transactions during any three-year period, resulting in an aggregate ownership change of more than 50% ("Ownership Change"). It is expected that the Placement of New Common Stock pursuant to the Plan will result in an Ownership Change that will significantly limit the Company's ability to utilize the NOLs.

NOTE I - RETIREMENT PLAN

    Effective June 8, 1990, the Company implemented a voluntary, contributory 401(k) savings plan. The plan currently permits employees of the Company to commence participation in the plan as of the first January 1 or July 1 following the completion of 12 months of service and the attainment of 18 years of age. Participants may make tax-deferred contributions from their compensation during each year, subject to statutory limits imposed under section 401(k) and other applicable sections of the Internal Revenue Code of 1986, as amended. The plan provides for a discretionary matching contribution by the Company, although none was made in 2001 and 2000. The matching contribution, if any, is allocated to participants based on a percentage of a participant's eligible contributions compared to total eligible contributions. Eligible contributions are the participant's contributions not to exceed 6% of compensation.

    Participants in the plan are at all times fully vested in their contributions and in the earnings attributable to their contributions and become fully vested in Company contributions made on their behalf after seven years of service. The plan permits withdrawals during employment in the event of proven financial hardship. In the case of termination of employment, disability or death, a participant's account balance is distributed to the participant (or his beneficiary) in either a lump sum or part lump sum and part installments, depending on the participant's vested balance.

NOTE J - NET INCOME (LOSS) PER SHARE

    SFAS No. 128, Earnings Per Share, requires presentation of "basic" and "diluted" earnings per share, as defined, on the face of the income statement for all entities with complex capital structures. Options and warrants to purchase shares of common stock were outstanding during 2001 and 2000, but were not included in the computation of diluted earnings per share because the effect of these outstanding options and warrants would be antidilutive. All outstanding options and warrants were canceled on the Effective Date of the bankruptcy.

                               Tower Tech, Inc.
                 (Debtor-in-possession as of December 19, 2000)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                           November 30, 2001 and 2000

NOTE K - STOCK OPTION PLAN

    At November 30, 2001, the Company had a stock option plan. The Company applies the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for this plan. In 2001 and 2000, the Company recognized no compensation expense for the stock option plan. The Company's compensation expense for the stock option plan would not have been materially different had the Company accounted for the plan in accordance with SFAS No. 123, Accounting for Stock Based Compensation.

    Pursuant to the Plan of the Company, all the stock options and warrants of the Company prior to the Effective Date of the Plan were cancelled effective February 1, 2002. The MISOP was adopted on February 1, 2002 (see Note B).

NOTE L - COMMITMENTS AND CONTINGENCIES

    In connection with the December 1998 sale of the Company's industrial cooling tower rental operations (the "Rental Operations") to Aggreko Inc. ("AI"), the Company and AI entered into a license agreement and a supply agreement. The license agreement grants to AI an exclusive license to use for a limited time period the patents, trademarks, trade names and other proprietary rights related to the Rental Operations. The supply agreement describes the terms upon which the Company has agreed to sell to AI, and AI has agreed to purchase from the Company, all modular cooling tower units and replacement parts necessary for future operations of the Rental Operations.

    In connection with the sale of assets described above, AI and the Company entered into a noncompetition agreement. The noncompetition agreement generally prohibits the Company from conducting any business in competition with the Rental Operations, as well as hiring certain of the Company's prior employees who worked in the Rental Operations.

    The Company is a defendant in certain litigation related primarily to default of payments on trade accounts, product defects and employment matters. Pursuant to the Plan, all asserted litigation claims pending against the Company will be included as general unsecured claims (see Note
    B).

NOTE M - LICENSE AGREEMENTS

    The Company has entered into certain license agreements with various international cooling tower companies. The license agreements grant the licensees an exclusive, nontransferable right and license to manufacture, develop and promote cooling towers using the Company's technology in specified regions, such as Mexico, India, South Africa and the Mediterranean area. Under the agreements, the Company earns an initial fixed, nonrefundable technology transfer fee upon delivery of the technology materials. No fees were earned during the years ended November 30, 2001 and 2000. Pursuant to certain agreements, the Company will earn continuing royalties for all licensed products promoted by the licensee, although no such royalties have been earned through November 30, 2001.

                               Tower Tech, Inc.
                 (Debtor-in-possession as of December 19, 2000)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                           November 30, 2001 and 2000

NOTE M - LICENSE AGREEMENTS - CONTINUED

    The agreements with two international cooling tower companies give the Company an option to purchase 49% of a company set up to market cooling towers using the TTEF technology in specified regions. As of November 30, 2001, the Company had not exercised these options.

NOTE N - COMPARATIVE QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                                                       2001
                                                         --------------------------------------------------------------------
                                                            First         Second        Third       Fourth           Full
                                                           quarter        quarter      quarter      quarter          year
                                                         -----------  ------------- -----------  ----------- ----------------

       Revenue                                           $ 524,774    $ 2,241,404   $  953,842    $ 846,243      $ 4,566,263
       Loss from operations                               (613,343)       (11,786)    (688,363)    (126,434)      (1,439,926)
       Loss before reorganization items                   (838,078)      (271,914)    (854,223)    (419,005)      (2,383,220)
       Reorganization items                               (146,354)      (180,855)    (116,165)    (226,785)        (670,159)
       Net loss                                           (984,432)      (452,769)    (970,388)    (645,790)      (3,053,379)
       Net loss per share - basic and diluted                 (.24)          (.11)        (.24)        (.16)            (.75)


                                                                                        2000
                                                         ----------------------------------------------------------------------
                                                           First        Second         Third           Fourth          Full
                                                          quarter       quarter       quarter        quarter (1)       year
                                                         -----------  ------------- -----------  -------------- ---------------

       Revenue                                           $ 3,022,481  $ 9,222,666   $ 1,400,776   $    926,843   $ 14,572,766
       Income (loss) from operations                        (830,608)   2,014,707    (1,681,150)   (18,248,158)   (18,745,209)
       Net income (loss)                                  (1,402,190)   1,494,438    (2,250,578)   (19,048,114)   (21,206,444)
       Net income (loss) per share - basic and diluted          (.39)         .42          (.63)         (5.33)         (5.93)

       (1) In the fourth quarter of 2000, the Company recorded a charge for impairment of long-lived assets of $9,316,573, an inventory write-down of $5,287,369 and increased the allowance for doubtful accounts by $720,000.